Form 10-Q
period 1995-06-26
BAYPORT RESTAURANT GROUP INC
filed 1995-08-09
CIK 356622

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1995

                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                          COMMISSION FILE NO. 0-10717

                         BAYPORT RESTAURANT GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        FLORIDA                                                 59-1827559
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
    OF INCORPORATION                                      IDENTIFICATION NUMBER)
    OR ORGANIZATION)

      4000 HOLLYWOOD BOULEVARD; SUITE 695-S; HOLLYWOOD, FLORIDA     33021
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES    ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 967-6700

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR AT LEAST THE PAST 90 DAYS.

                                  YES X   NO___

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

               9,514,666 SHARES OF COMMON STOCK, $.001 PAR VALUE

                                     INDEX

PART I.                    FINANCIAL INFORMATION                        PAGE NO.

Item 1 Financial Statements

                           Consolidated Statements of Earnings for         3
                           the three months ended June 26, 1995 and June 27, 1994

                           Consolidated Statements of Earnings for         4
                           the six months ended June 26, 1995 and
                           June 27, 1994

                           Consolidated Balance Sheets as of             5 - 6
                           June 26, 1995 and December 26, 1994

                           Consolidated Statements of Cash Flows for     7 - 8
                           the six months ended June 26, 1995
                           and June 27, 1994

                           Notes to Consolidated Financial Statements      9

Item 2 Management's Discussion and Analysis of                          10 - 12
       the Financial Condition and Results of Operations


PART II.                   OTHER INFORMATION                            PAGE NO.

Item 1 Litigation                                                          13

Item 2 Changes in Securities                                               13

Item 3 Defaults Upon Senior Securities                                     13

Item 4 Submission of Matters to a Vote
                     of Securities-Holders                                 13

Item 5 Other Information                                                   13

Item 6 Exhibits and Reports on Form 8-K                                    13

                      Signature Page                                       14

                Bayport Restaurant Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS

           For the Three Months Ended June 26, 1995 and June 27, 1994

                                  (Unaudited)

                                                                   JUNE 26,    JUNE 27,
                                                                     1995        1994
                                                                 -----------  ----------
Revenues
         Sales                                                   $11,564,029  $8,868,207
         Processing Plant sales                                   1,746,023      973,900
         Interest and other                                          24,247      102,378
                                                                 ----------   ----------

                           Total Revenues                        $13,334,299  $9,944,485

Costs and expenses
         Cost of sales                                           $4,075,682   $3,166,792
         Payroll and related expenses                             2,830,222    2,190,749
         Other operating expenses                                 1,745,769    1,394,535
         Occupancy and related expenses                             893,357      745,694
         Processing Plant cost of sales and operating expenses    1,869,209    1,001,808
         Restaurant opening expenses                                116,460       71,006
         General and administrative                               1,186,883      877,758
         Interest expense                                                 0       45,131
                                                                 ----------   ----------

                           Total costs and expenses              12,717,582    9,493,473
                                                                 ----------   ----------

                           Earnings before income taxes             616,717      451,012

Provision for income taxes (Note 1)                                 209,684      126,283
                                                                 ----------   ----------

         NET EARNINGS                                               407,033      324,729
                                                                 ==========   ==========

Earnings per common share and common share equivalents                 0.04         0.03
                                                                 ==========   ==========

Weighted average number of                                       10,394,571   10,441,923
 shares outstanding                                              ==========   ==========


        The accompanying notes are an integral part of these statements

                Bayport Restaurant Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS

            For the Six Months Ended June 26, 1995 and June 27, 1994

                                  (Unaudited)

                                                                       JUNE 26,       JUNE 27,
                                                                         1995           1994
                                                                     -----------    -----------
Revenues
         Restaurant Sales                                           $22,306,414     $17,165,918
         Processing Plant Sales                                       3,401,041       1,684,972
         Interest and other                                              55,790         190,741
                                                                    -----------     -----------

                           Total Revenues                           $25,763,245     $19,041,631

Costs and expenses
         Cost of sales                                                7,817,352       6,012,497
         Payroll and related expenses                                 5,272,595       4,136,720
         Other operating expenses                                     3,392,422       2,730,298
         Occupancy and related expenses                               1,805,006       1,419,177
         Processing plant cost of sales and operating expenses        3,633,109       1,690,291
         Restaurant opening expenses                                    215,710          90,102
         General and administrative                                   2,109,211       1,737,700
         Interest expense                                                     0          68,035
                                                                    -----------     -----------

                           Total costs and expenses                  24,245,405      17,884,820
                                                                    -----------     -----------

                           Earnings before income taxes               1,517,840       1,156,811

Provision for income taxes (Note 1)                                     516,066         323,907
                                                                    -----------     -----------

                           NET EARNINGS                               1,001,774         832,904
                                                                    ===========     ===========

Earnings per common share and common share equivalents                     0.10            0.08
                                                                    ===========     ===========

Weighted average number of                                           10,387,899      10,440,448
 shares outstanding                                                 ===========     ===========

        The accompanying notes are an integral part of these statements

                Bayport Restaurant Group, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                      June 26, 1995 and December 26, 1994
                                  (Unaudited)

                                     ASSETS

                                                                       JUNE 26,     DECEMBER 26,
                                                                         1995           1994
                                                                      ----------    ------------
CURRENT ASSETS
         Cash and cash equivalents                                    $1,875,468     $  404,513
         Investments In Marketable Securities                          1,537,717      5,205,557
           (Note 2)
         Accounts receivable                                           2,082,937      1,452,789
         Inventories                                                   2,845,371      2,847,324
         Prepaid expenses and other current assets                       767,873        586,912
         Deferred Pre-opening costs                                      877,404        217,980
                                                                      ----------     ----------

                           Total current assets                        9,986,770     10,715,075

PROPERTY AND EQUIPMENT - AT COST,
         less accumulated depreciation                                22,468,377     16,346,073


OTHER ASSETS

         Investments in Marketable
           Securities (Note 2)                                           300,000        300,000
         Note Receivable from related party                              125,000           --
         Deposits                                                        397,909        254,187
         Other                                                         2,244,236        804,952
         Goodwill                                                        102,986        105,911
                                                                      ----------     ----------

                           Total other assets                          3,170,131      1,465,050
                                                                      ----------     ----------

                           TOTAL ASSETS                               35,625,278     28,526,198
                                                                      ==========     ==========

        The accompanying notes are an integral part of these statements

                Bayport Restaurant Group, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                      June 26, 1995 and December 26, 1994
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  JUNE 26,    DECEMBER 26,
                                                                                    1995          1994
                                                                                 ----------   ------------
CURRENT LIABILITIES

         Current maturities of long-term
           obligations                                                           $  289,369    $  489,368
         Due to related parties                                                      94,332        94,332
         Accounts payable                                                         2,999,090     1,215,739
         Income taxes payable                                                          --          29,150
         Accrued liabilities                                                      1,130,181       805,544
                                                                                 ----------    ----------

                           Total current liabilities                              4,512,972     2,634,133

LONG-TERM OBLIGATIONS                                                             7,251,981     3,520,449

DUE TO RELATED PARTIES                                                            1,202,751     1,257,779

DEFERRED INCOME TAXES                                                               588,116       107,250

STOCKHOLDERS' EQUITY
         Preferred stock - authorized and issued
           15,000,000 shares of $.01 par value;
           issued and outstanding 2,446,249 shares
           at June 26, 1995 and 2,700,055 shares
           at December 26, 1994                                                      24,462        27,001
         Common stock - authorized 50,000,000
           shares of $.001 par value; issued and outstanding
           9,514,666 at June 26, 1995 and 9,403,722 shares
           at December 26, 1994                                                       9,515         9,404

         Paid in capital                                                         22,062,760    21,941,526
         Retained earnings (Deficit)                                                357,490      (644,284)
                                                                                 ----------    ----------
                                                                                 22,454,227    21,333,647
         Net unrealized losses on investment
           in marketable securities                                                    --         (55,191)
         Notes receivable from
           officers                                                                (384,769)     (271,869)
                                                                                 ----------    ----------

         Total stockholders' equity                                              22,069,458    21,006,587
                                                                                 ----------    ----------

         Total Liabilities & Stockholders'
         Equity                                                                  35,625,278    28,526,198
                                                                                 ==========    ==========

        The accompanying notes are an integral part of these statements

                Bayport Restaurant Group, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Six Months Ended June 26, 1995 and June 27, 1994
                                  (Unaudited)

                                                                        JUNE 26,       JUNE 27,
                                                                          1995           1994
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net earnings                                                 $ 1,001,774    $   832,904

         Adjustments to reconcile net
           earnings to net cash provided
           by (used in) operating activities
                           Increase in deferred tax liability             480,866           --
                           Depreciation of property,
                             plant and equipment                          527,343        409,055
                           Amortization of intangible
                             assets                                        24,390          5,320
                           Recognition of deferred
                             income                                          --           (1,040)
                           (Increase)  in accounts
                             receivable                                  (630,148)      (146,424)
                           (Increase)  decrease in inventories              1,953        (39,960)
                           (Increase) in prepaid expenses and other
                             current assets                              (180,961)       (64,072)
                           Increase in accounts payable
                             and accrued expenses                       2,078,838        607,582
                           (Increase) in deposits, goodwill
                             and other assets                          (1,705,081)      (452,464)
                           Decrease in deferred
                             pre-opening costs                           (659,424)      (232,546)
                                                                      -----------    -----------
                           Net cash provided by
                             operating activities                         939,550        918,385

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property, plant and
           equipment                                                   (6,759,468)    (3,456,675)
         Investments in marketable securities                                --         (115,649)
         Proceeds from sale and maturity of
           marketable securities                                        3,678,109      2,000,000
                                                                      -----------    -----------
                           Net cash used in
                             investing activities                      (3,081,359)    (1,572,324)

        The accompanying notes are an integral part of these statements

                Bayport Restaurant Group, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CON'T

            For the Six Months Ended June 26, 1995 and June 27, 1994

                                  (Unaudited)

                                                                                   JUNE 26,         JUNE 27,
                                                                                     1995             1994
                                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES

         Principal borrowings of long-term debt                                  $ 6,500,000             --
         Principal re-payment of debt                                             (2,887,236)     $  (178,496)
         Proceeds from issuance of stock                                                --             23,530

         Net cash provided by (used in)
           financing activities                                                    3,612,764         (154,966)
                                                                                 ===========      ===========

         Increase (decrease) in cash and
           cash equivalents                                                        1,470,955         (808,905)

Cash and cash equivalents at
  beginning of the period                                                            404,513        1,094,545
                                                                                 -----------      -----------
Cash and cash equivalents at end
  of the period                                                                    1,875,468          285,640
                                                                                 ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     information
         Cash paid during the period for
           interest                                                                  146,642           68,035
                                                                                 ===========      ===========
         NON-CASH ACTIVITIES
         In April 1994, the Company acquired certain property through the assumption of notes and mortgage payable in the amount of $2,685,788.

        The accompanying notes are an integral part of these statements

                Bayport Restaurant Group, Inc. and Subsidiaries

                             BASIS OF PRESENTATION

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE ATTAINED FOR THE ENTIRE PERIOD. IN THE OPINION OF THE COMPANY, THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ACCRUALS) NECESSARY TO PRESENT FAIRLY THE CONSOLIDATED FINANCIAL POSITION AS OF JUNE 26, 1995 AND DECEMBER 26, 1994 AND RESULTS OF OPERATIONS AND CASH FLOWS FOR THE THREE AND SIX MONTHS ENDED JUNE 26, 1995 AND JUNE 27, 1994. FOR A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADDITIONAL FINANCIAL INFORMATION, SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 26, 1994 ("FORM 10-KSB"). EXCEPT AS OTHERWISE NOTED, ALL PER-SHARE INFORMATION IN THIS FORM 10-Q REFLECTS THE ONE-FOR-FOUR REVERSE SPLIT EFFECTED ON AUGUST 18, 1993.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 The effective rate for income tax in 1995 has increased to 34% compared to 28% utilized in 1994.

Note 2 In accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), investment securities available for sale are carried at fair value (market value), inclusive of unrealized gains and/or losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are reflected as a separate component to stockholders' equity, net of applicable deferred taxes. Investment securities are designated for the available for sale portfolios at the time of purchase. Management has classified all of the Company's investment securities as available for sale, as the Company will actively manage these assets to ensure it has adequate funds available for its expansion program. Should any of these assets be sold, gains and losses will be recognized based on the specific-identification method.

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

                  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                  The Company's current ratio at June 26, 1995 was approximately
                  2.2 to 1, compared to approximately 4.1 to 1 at December 26, 1994. The decrease in the Company's current ratio is primarily attributable to the decrease in investments in marketable securities. The Company has used the proceeds from the sale of the marketable securities to build new restaurants as part of the Company's expansion program. Accounts receivable at June 26, 1995 includes approximately $775,000 due from a landlord for construction of a Crab House Restaurant. Pursuant to its lease, the Company had submitted its requisition for reimbursement and received the above funds subsequent to June 26, 1995. The increase in prepaid expenses and pre-opening costs at June 26, 1995 is primarily attributable to the costs associated with opening new restaurants pursuant to the Company's expansion program. The increase in property and equipment at June 26, 1995 is the result of the new restaurants opened year-to-date and the construction in progress of new restaurants to be opened during 1995.

                  The note receivable at June 26, 1995 of $125,000 represents a loan made to the Company's Chief Executive Officer, David J. Connor on April 15, 1995. The Note bears interest at the rate of 10% per annum, payable monthly, and is due and payable in full on April 15, 1997.

                  The increase in Other Assets is primarily attributable to the classification of the Company's investment in the Crab House at the Grand Casino Hotel in Biloxi. Pursuant to its lease, the Company will be reimbursed for its investment in this restaurant over the next 7 - 10 years at the rate of approximately $150,000 per year.

                  The increase in accounts payable and accrued expenses at June 26, 1995 compared to December 26, 1994 is primarily attributable to the opening, operating and construction of new restaurants.

                  Effective December 14, 1994, the Company and each of its wholly-owned subsidiaries (the "Subsidiaries") entered into a Revolving Credit and Term Loan Agreement (the "Credit Agreement") with The First National Bank of Boston, as Agent, and with The First National Bank of Boston and Capital Bank, as "Lenders". In accordance with the Credit Agreement, the Lenders have granted to the Company a credit facility in the amount of $14.0 million. The credit facility is for a term of seven years and is structured in two parts: (i) for the first three years, the facility is structured as a revolving loan;
                  (ii) at the end of three years, so long as the Company is not then in default under the Credit Agreement, the Company may convert the amount then due and payable to the Lenders into a term loan payable in quarterly principal installments over an additional four year period. So long as the Company is not in default under the Credit Agreement, no principal payments are due during the period that the credit facility is structured as a revolving loan. For all purposes hereunder, "Loans" shall refer collectively to the revolving and term loan portions of this credit facility.

                  The Company will pay interest on the Loans at the Bank's "Base Rate", as announced from time to time, plus one-half percent (.5%). Interest shall be payable monthly. Additionally, in connection with the Loans, the Company has paid a closing fee to the Lenders in the aggregate amount of $96,000, and will pay the following additional fees to the Lenders: (i) commencing after the first anniversary of the Credit Agreement, a commitment fee equal to 3/8 of one percent on the unused portion of the revolving loan; and (ii) a fee for early termination of the revolving portion of the credit facility.

                  The Company's obligations to the Lenders under the Credit Agreement are secured by a lien on all of the Company's personal property, including account receivables, inventory, equipment and general intangibles. The Loans are also secured by a pledge from the Company of the outstanding common stock of each of the Subsidiaries.

                  Under the Credit Agreement, the Company is required to comply with certain affirmative and negative covenants. These covenants require the Company to, among other things, maintain adequate insurance on its properties, promptly pay all taxes and other governmental assessments and charges, promptly provide the Lenders with copies of its periodic reports filed with the Securities and Exchange Commission and permit the Lender to conduct periodic inspections of its operations. In addition, these covenants place limitations on, among other things, the Company's future borrowings, capital expenditures, dividend payments and redemptions of securities. Furthermore, the Credit Agreement requires the Company to maintain certain minimum tangible net worth levels throughout the term of the agreement and to remain in compliance with certain financial ratios including, but not limited to, a leverage ratio, a ratio of senior bank indebtedness to tangible net worth, a ratio of senior bank indebtedness to earnings before taxes and depreciation and amortization and a ratio of earnings before taxes to interest expense. As of June 26, 1995, the Company was in compliance with all of the financial ratios under the Credit Agreement, and the Company believes it is currently in compliance with all of the covenants of the Credit Agreement. As of June 26, 1995, $6,500,000 was outstanding under the Credit Agreement.

                  The Company expects that its current working capital, cash flow from operations, and the proceeds from the credit facility described above will be sufficient to open all of the restaurants scheduled to open in 1995 and several of the restaurants scheduled to open in 1996. The Company intends to seek to raise additional capital to continue its expansion program. While the Company anticipates that it will be able to raise the capital required to continue its expansion program during future periods, there can be no assurance of this fact.

                  RESULTS OF OPERATIONS

                  Total revenues for the quarter ended June 26, 1995 were $13,334,299 representing an increase of approximately 34% over total revenues of $9,944,485 for the same quarter of 1994. The increase in total revenues is attributable to same store sales increases of 4.6% and the opening of three (3) additional restaurants from period to period. Additionally, the Company's seafood processing plant in North Carolina had a 79% increase in sales for the quarter ended June 26, 1995 over the corresponding quarter last year. Total revenues for the six months ended June 26, 1995 were $25,763,245, an increase of 35% over total revenues for the six months ended June 27, 1994. An increase in same store sales for the six months ended June 26, 1995 of 6.6% and the opening of five (5) additional restaurants contributed to the increase in total revenues for the six month period ended June 26, 1995 (two of the five restaurants were opened during the first 6 months of 1994). Additionally, for the six months ended June 26, 1995, sales at the Company's processing plant increased approximately 102% over those for the same period last year.

                  Cost of sales as a percentage of restaurant sales was 35.7% and 35.0% for the quarter and six months ended June 27, 1994, respectively compared to 35.2% and 35.0% for the quarter and six months ended June 26, 1995. Operating expenses (consisting primarily of payroll, occupancy, and other operating expenses) as a percentage of restaurant sales decreased for the three months and six months ended June 26, 1995 over the same periods in 1994 from 48.8% to 47.3% for the three month period and from 48.2% to 46.9% for the six month period. The decrease in operating expenses as a percentage of restaurant sales results from a reduction of payroll and related expenses and from increased sales at existing restaurant locations. Store operating income for the second quarter of 1995 increased to 17.5% from 15.5% for same quarter in 1994. Store operating income for the six months ended June 26, 1995 increased to 18.0% from 16.7% for the corresponding period last year. For the three months and six months ended June 26, 1995, the Company's processing plant incurred losses of $123,186 and $232,068 respectively compared to losses of $27,908 and $5,319 for the same period in 1994. The losses are primarily attributable to the cost and availability of Blue Crabs, which significantly impacted production and overhead costs, and to an increase in general administrative costs relating to the plant operations.

                  General and administrative expenses ("G&A") expenses for the quarter and six months ended June 26, 1995 were $1,186,883 and $2,109,211 respectively, representing an increase of 35.2% and 21.4% respectively over the first quarter and six month period ended June 27, 1994. The increase in G&A expenses for the three months and six months ended June 26, 1995 resulted principally from the increased personnel at the corporate level and the addition of two regional managers for the supervision of restaurant operations. G&A expenses as a percentage of total revenues for the second quarter and six month period ended June 26, 1995 was 8.9% and 8.2% respectively. This compares to 8.8% and 9.1% for the corresponding periods in 1994.

                  Restaurant opening expenses increased to $116,460 and $215,710 for the quarter and six month period ended June 26, 1995. The increase results from the amortization of the costs incurred in the opening of additional restaurants. The Company anticipates that restaurant opening expenses will increase significantly during future periods as the Company opens additional restaurants under its current expansion program.

                  Earnings before income taxes for the second quarter and six month period ended June 26, 1995 increased by 36.6% and 31.2% over the same periods in 1994. Net earnings for the second quarter and six months ended June 26, 1995 were $407,033 and $1,001,774 respectively which represent and increase of 25.3% and 20.2% respectively over the second quarter and six months ended June 27, 1994. For 1995, income tax expense increased to an effective rate of 34% compared to the 28% effective tax rate recorded in 1994. The increase in earnings is attributable to increased sales at the Company's restaurants, improvement in store operating margins and the opening of additional restaurants.

                          PART II - OTHER INFORMATION

Item 1.           LITIGATION

                  Not applicable.

Item 2.           CHANGES IN SECURITIES

                  Not applicable.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES-HOLDERS

                  On June 2, 1995, the Company held its Annual Meeting of Shareholders. At the meeting, actions (a) and (b) below were approved and action (c) not approved by more than a majority of the outstanding common stock:

                  (a) the shareholders elected the following persons to serve as directors of the Company until the 1997 annual meeting of shareholders:

                                       William D. Korenbaum
                                           Albert Clapps
                                          Thomas Hitchner

                  (b) the shareholders approved the Company's 1995 stock option plan (which is described in the Company's Proxy Statement, dated April 17, 1995).

                  (c) the shareholders did not approve to amend the Company's Articles of Incorporation to add provisions to the current Articles which:

                           1. prohibit the removal of directors without cause
                              and only by extraordinary supermajority votes;
                           2. require extraordinary supermajority votes for
                              certain business combinations;
                           3. prohibit shareholders from convening a special
                              meeting and from acting by written consent.

                  After the meeting, the terms of Directors David J. Connor, Arthur H. Kaplan, Aloysius Rossi, Martin Rudolph and Robert Stetson continued.

Item 5.           OTHER INFORMATION

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

         (B)      Reports of Form 8-K

                  There were no reports on Form 8-K filed during the period.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BAYPORT RESTAURANT GROUP, INC.

SIGNATURE                           TITLE                         DATE
---------                           -----                         ----

 /S/ WILLIAM D. KORENBAUM           President, Chief              August 8, 1995
---------------------------         Financial and
William D. Korenbaum                Operating Officer


/S/ DAVID J. KIRINCIC               Controller and Chief          August 8, 1995
---------------------------         Accounting Officer
David J. Kirincic