Form 10-Q
period 1995-09-25
BAYPORT RESTAURANT GROUP INC
filed 1995-11-09
CIK 356622

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1995

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
           OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                           COMMISSION FILE NO. 0-10717

                         BAYPORT RESTAURANT GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            FLORIDA                                            59-1827559
(STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
  OF INCORPORATION                                      IDENTIFICATION NUMBER)
  OR ORGANIZATION)

          4000 HOLLYWOOD BOULEVARD; SUITE 695-S; HOLLYWOOD, FLORIDA   33021
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES            ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (305)967-6700

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR AT LEAST THE PAST 90 DAYS.

                               YES      X          NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                9,721,971 SHARES OF COMMON STOCK, $.001 PAR VALUE

                                      INDEX

PART I.                    FINANCIAL INFORMATION                        PAGE NO.

Item 1                     FINANCIAL STATEMENTS

                           Consolidated Statements of Earnings for             3
                           the three months ended September 25, 1995 and September 26, 1994

                           Consolidated Statements of Earnings for             4
                           the nine months ended September 25, 1995 and September 26, 1994

                           Consolidated Balance Sheets as of               5 - 6
                           September 25, 1995 and December 26, 1994

                           Consolidated Statements of Cash Flows for       7 - 8
                           the nine months ended September 25, 1995
                           and September 26, 1994

                           Notes to Consolidated Financial Statements          9

Item 2                     Management's Discussion and Analysis               10
                           of Financial Condition and Results of Operations

PART II.                   Other Information                                  14

                           Signature Page                                     15

                 Bayport Restaurant Group, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

      For the Three Months Ended September 25, 1995 and September 26, 1994

                                   (Unaudited)

                                                                          September 25,             September 26,
                                                                             1995                      1994
                                                                          -------------             -------------
Revenues
         Restaurant Sales                                                  $ 12,436,976              $  8,574,255
         Processing Plant Sales                                               2,343,148                   966,934
         Interest and other                                                      67,300                    92,596
                                                                            -----------             -------------
                           Total Revenues                                  $ 14,847,424              $  9,633,785

Costs and expenses
         Cost of sales                                                        4,475,543                 3,051,396
         Payroll and related expenses                                         3,337,996                 2,079,872
         Other operating expenses                                             2,098,948                 1,530,544
         Occupancy and related expenses                                         942,051                   727,703
         Processing plant cost of sales
           and operating expenses                                             1,985,183                   974,752
         Restaurant opening expenses                                            273,191                    97,922
         General and administrative                                             954,755                   811,414
         Interest expense                                                       151,186                    43,929
                                                                           ------------              ------------
                           Total costs and expenses                          14,218,853                 9,317,532
                                                                           ------------              ------------
                           Earnings before income taxes                         628,571                   316,253

Provision for income taxes                                                      213,714                    88,551
                                                                            -----------              ------------
                           NET EARNINGS                                         414,857                   227,702
                                                                           ============              ============

Earnings Per Share
         Net earnings                                                               .04                       .02
                                                                           ============              ============

Weighted average number of                                                   10,597,506                10,433,125
 shares outstanding                                                        ============              ============



         The accompanying notes are an integral part of these statements

                 Bayport Restaurant Group, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

       For the Nine Months Ended September 25, 1995 and September 26, 1994

                                   (Unaudited)

                                                                          September 25,             September 26,
                                                                             1995                      1994
                                                                          -------------             -------------
Revenues
         Restaurant Sales                                                  $ 34,743,390              $ 25,740,173
         Processing Plant Sales                                               5,744,189                 2,651,906
         Interest and other                                                     123,090                   283,337
                                                                           ------------              ------------
                           Total Revenues                                  $ 40,610,669              $ 28,675,416

Costs and expenses
         Cost of sales                                                       12,292,895                 9,063,893
         Payroll and related expenses                                         8,610,591                 6,216,592
         Other operating expenses                                             5,491,370                 4,260,842
         Occupancy and related expenses                                       2,747,057                 2,146,880
         Processing plant cost of sales
           and operating expenses                                             5,618,292                 2,665,043
         Restaurant opening expenses                                            488,901                   188,024
         General and administrative                                           3,063,966                 2,549,114
         Interest expense                                                       151,186                   111,964
                                                                           ------------              ------------

                           Total costs and expenses                          38,464,258                27,202,352
                                                                           ------------              ------------

                           Earnings before income taxes                       2,146,411                 1,473,064

Provision for income taxes                                                      729,780                   412,458
                                                                           ------------              ------------

                           NET EARNINGS                                       1,416,631                 1,060,606
                                                                           ============              ============

Earnings Per Share
         Net earnings                                                               .14                       .10
                                                                           ============              ============

Weighted average number of                                                   10,476,192                10,438,007
 shares outstanding                                                        ============              ============



         The accompanying notes are an integral part of these statements

                 Bayport Restaurant Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                    September 25, 1995 and December 26, 1994

                                   (Unaudited)

                                     ASSETS

                                                                          September 25,              December 26,
                                                                            1995                       1994
                                                                          -------------              ------------
CURRENT ASSETS
         Cash and cash equivalents                                          $ 1,273,693               $   404,513
         Investments in marketable securities                                 1,028,874                 5,205,557
         Accounts receivable                                                  1,631,970                 1,452,789
         Inventories                                                          3,231,902                 2,847,324
         Prepaid expenses and other current assets                              975,656                   586,912
         Deferred Pre-opening costs                                           1,203,928                   217,980
                                                                            -----------               -----------
                           Total current assets                               9,346,023                10,715,075

PROPERTY AND EQUIPMENT - AT COST,
         less accumulated depreciation                                       26,831,054                16,346,073


OTHER ASSETS
         Investments in marketable securities                                   300,000                   300,000
         Notes Receivable                                                       125,000                     ---
         Deposits                                                               483,537                   254,187
         Other (Note 2)                                                       2,588,059                   804,952
         Goodwill                                                               101,523                   105,911
                                                                            -----------               -----------
                           Total other assets                                 3,598,119                 1,465,050
                                                                            -----------               -----------
                           TOTAL ASSETS                                      39,775,196                28,526,198
                                                                            ===========               ===========

         The accompanying notes are an integral part of these statements

                 Bayport Restaurant Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                    September 25, 1995 and December 26, 1994

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          September 25,              December 26,
                                                                            1995                       1994
                                                                          -------------              ------------
CURRENT LIABILITIES
         Current maturities of long-term
           obligations                                                     $   275,369               $   489,368
         Due to related parties                                                 94,332                    94,332
         Accounts payable                                                    2,880,969                 1,215,739
         Income taxes payable                                                   ---                       29,150
         Accrued liabilities                                                 1,286,138                   805,544
                                                                           ------------              -----------

                           Total current liabilities                         4,536,808                 2,634,133

LONG-TERM OBLIGATIONS                                                       10,737,271                 3,520,449

DUE TO RELATED PARTIES                                                       1,179,167                 1,257,779

DEFERRED INCOME TAXES                                                          801,830                   107,250

STOCKHOLDERS' EQUITY
         Preferred stock - authorized and issued
           15,000,000 shares of $.01 par value;
           issued and outstanding 2,446,249 shares at
           September 25, 1995 and 2,700,055 shares
           at December 26, 1994                                                 24,462                    27,001
         Common stock - authorized 50,000,000
           shares of $.001 par value; issued
           9,721,971 shares at September 25, 1995
           and 9,403,722 at December 26, 1994                                    9,722                     9,404

         Paid in capital                                                    22,098,358                21,941,526
         Retained earnings (deficit)                                           772,347                  (644,284)
                                                                           ------------              -----------
                                                                            22,904,889                21,333,647
         Net unrealized losses on investment
           in marketable securities                                              ---                     (55,191)
         Notes receivable from
           officers                                                           (384,769)                 (271,869)
                                                                           -----------               -----------

         Total stockholders' equity                                         22,520,120                21,006,587
                                                                           ------------              -----------

         Total Liabilities & Stockholders'
         Equity                                                             39,775,196                28,526,198
                                                                           ============              ===========


         The accompanying notes are an integral part of these statements

                 Bayport Restaurant Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the Nine Months Ended September 25, 1995 and September 26, 1994

                                   (Unaudited)

                                                                          September 25,             September 26,
                                                                             1995                      1994
                                                                          -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net earnings                                                   $    1,416,631             $   1,060,606

         Adjustments to reconcile net
         earnings to net cash provided
         by (used in) operating activities
                           Increase in deferred tax liability                  694,580                   412,458
                           Depreciation of property
                             plant and equipment                               845,216                   646,841
                           Amortization of intangible
                             assets                                             37,089                     9,195
                           Recognition of deferred
                             Income                                              ---                      (1,515)
                           (Increase) in accounts receivable                  (179,181)                  (66,130)
                           (Increase) in inventories                          (384,578)                 (104,819)
                           (Increase) decrease in pepaid epenses
                             and other current assets                         (388,744)                 (239,207)
                           Increase in accounts payable
                             and accrued expenses                            2,116,674                   (57,083)
                           (Increase) in deposits, goodwill
                             and other assets                               (2,133,069)                 (458,702)
                           Decrease in deferred
                             preopening costs                                 (985,948)                 (147,833)

                           Net cash provided by
                             operating activities                            1,038,670                 1,053,811

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property, plant and
           equipment                                                       (11,430,486)               (3,762,950)
         Investments in marketable securities                                    ---                     (58,022)
         Proceeds from sale and maturity of
           marketable securities                                             4,200,529                 2,800,000
                                                                          -------------            -------------
                           Net Cash used in
                             investing activities                           (7,229,957)               (1,020,972)


         The accompanying notes are an integral part of these statements

                 Bayport Restaurant Group, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CON'T

       For the Nine Months Ended September 25, 1995 and September 26, 1994

                                   (Unaudited)

                                                                          September 25,            September 26,
                                                                             1995                     1994
                                                                          -------------            -------------
CASH FLOWS FROM FINANCING ACTIVITIES

         Principal borrowings of long-term debt                        $   12,339,578               $    350,000
         Principal payments of debt                                        (5,279,111)                (1,242,791)
         Proceeds from issuance of stock                                         ---                      23,530
         Repayment of notes receivable
           from officers                                                         ---                       ---
         Dividends paid to minority stockholder                                  ---                       ---
                                                                       --------------               ------------
         Net cash used in
           financing activities                                             7,060,467                   (869,261)
                                                                       ==============               ============

         Increase (decrease) in cash and
           cash equivalents                                                   869,180                   (836,422)

Cash and cash equivalents at
  beginning of the period                                                     404,513                 1, 094,545
                                                                       --------------               ------------

Cash and cash equivalents at end
  of the period                                                             1,273,693                    258,123
                                                                       ==============               ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION
        Cash paid during the period for
         interest                                                             210,434                    111,964
                                                                       ==============               ============

         The accompanying notes are an integral part of these statements

                 Bayport Restaurant Group, Inc. and Subsidiaries

                              BASIS OF PRESENTATION

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE ATTAINED FOR THE ENTIRE PERIOD. IN THE OPINION OF THE COMPANY, THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ACCRUALS) NECESSARY TO PRESENT FAIRLY THE CONSOLIDATED FINANCIAL POSITION AS OF SEPTEMBER 25, 1995 AND DECEMBER 26, 1994 AND RESULTS OF OPERATIONS AND CASH FLOWS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 25, 1995 AND SEPTEMBER 26, 1994. FOR A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADDITIONAL FINANCIAL INFORMATION, SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 26, 1994 ("FORM 10-KSB"). EXCEPT AS OTHERWISE NOTED, ALL PER-SHARE INFORMATION IN THIS FORM 10-Q REFLECTS THE ONE-FOR-FOUR REVERSE SPLIT EFFECTED ON AUGUST 18, 1993.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 The estimated effective rate for income tax in 1995 has increased to 34% compared to 28% recorded in 1994, due to the utilization of all net operating loss carryforwards in 1994 for financial reporting purposes.

Note 2 The increase in Other Assets is primarily attributable to the classification of the Company's investment in the Crab House at the Grand Casino Hotels in Biloxi and Gulfport. Pursuant to these leases, the Company will be reimbursed for its investment in each of these restaurants over the next 7 - 10 years at the rate of approximately $150,000 per year.

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS

                  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                  The Company's current ratio at September 25, 1995 was approximately 2.1 to 1, compared to approximately 4.1 to 1 at December 26, 1994. The decrease in the Company's current ratio is primarily attributable to the decrease in investments in marketable securities. The Company has used the proceeds from the sale of the marketable securities as part of the capital required to finance the Company's restaurant expansion program. Accounts receivable at September 25, 1995 increased approximately $180,000. This is primarily due to increased sales at the Company's seafood processing plant. The increase in inventories as of September 25, 1995 is due to the production season of the Company's seafood processing plant, which generally runs from June through November. The increase in prepaid expenses and pre-opening costs at September 25, 1995 is primarily attributable to the costs associated with opening new restaurants. Since the beginning of 1995, the Company has opened three Crab House restaurants and two Capt. Crab's Take-Aways. The Company anticipates opening an additional three to four and one Crab House restaurants, respectively, during the fourth quarter of 1995 and the first quarter of 1996. Further, the Company has entered into leases for an additional four Crab House restaurant sites. The increase in property and equipment at September 25, 1995 is the result of the new restaurants opened year-to-date and the construction in progress of new restaurants to be opened during 1995 and 1996.

                  The note receivable at September 25, 1995 of $125,000 represents a loan made to the Company's Chief Executive Officer, David J. Connor on April 15, 1995. The Note bears interest at the rate of 10% per annum, payable monthly, and is due and payable in full on April 15, 1997.

                  The increase in deposits is the result of new leases entered into and new store deposits required in connection with the Company's expansion program. The increase in Other Assets is primarily attributable to the classification of the Company's investment in the Crab House at the Grand Casino Hotels in Biloxi and Gulfport. Pursuant to these leases, the Company will be reimbursed for its investment in each of these restaurants over the next 7 - 10 years at the rate of approximately $150,000 per year.

                  The increase in accounts payable and accrued expenses at September 25, 1995 compared to December 26, 1994 is primarily attributable to the opening, operating and construction of new restaurants.

                  Effective December 14, 1994, the Company and each of its wholly-owned subsidiaries (the "Subsidiaries") entered into a Revolving Credit and Term Loan Agreement (the "Credit Agreement") with The First National Bank of Boston, as Agent, and with The First National Bank of Boston and Capital Bank, as "Lenders". In accordance with the Credit Agreement, the Lenders have granted to the Company a credit facility in the amount of $14.0 million. The credit facility is for a term of seven years and is structured in two parts: (i) for the first three years, the facility is structured as a revolving loan;
                  (ii) at the end of three years, so long as the Company is not then in default under the Credit Agreement, the Company may convert the amount then due and payable to the Lenders into a term loan payable in quarterly principal installments over an additional four year period. So long as the Company is not in then default under the Credit Agreement, no principal payments are due during the period that the credit facility is structured as a revolving loan. For all purposes hereunder, "Loans" shall refer collectively to the revolving and term loan portions of this credit facility.

                  The Company pays interest on the Loans at the Bank's "Base Rate", as announced from time to time, plus one-half percent (.5%). Interest is payable monthly. Additionally, in connection with the Loans, the Company paid a closing fee to the Lenders in the aggregate amount of $96,000, and will pay the following additional fees to the Lenders: (i) commencing after the first anniversary of the Credit Agreement, a commitment fee equal to 3/8 of one percent on the unused portion of the revolving loan; and (ii) a fee for early termination of the revolving portion of the credit facility.

                  The Company's obligations to the Lenders under the Credit Agreement are secured by a lien on all of the Company's personal property, including account receivables, inventory, equipment and general intangibles. The Loans are also secured by a pledge from the Company of the outstanding common stock of each of the Subsidiaries.

                  Under the Credit Agreement, the Company is required to comply with certain affirmative and negative covenants. These covenants require the Company to, among other things, maintain adequate insurance on its properties, promptly pay all taxes and other governmental assessments and charges, promptly provide the Lenders with copies of its periodic reports filed with the Securities and Exchange Commission and permit the Lender to conduct periodic inspections of its operations. In addition, these covenants place limitations on, among other things, the Company's future borrowings, capital expenditures, dividend payments and redemptions of securities. Furthermore, the Credit Agreement requires the Company to maintain certain minimum tangible net worth levels throughout the term of the agreement and to remain in compliance with certain financial ratios including, but not limited to, a leverage ratio, a ratio of senior bank indebtedness to tangible net worth, a ratio of senior bank indebtedness to earnings before taxes and depreciation and amortization with all of the financial ratios under the Credit Agreement. As of September 25, 1995, the Company was in compliance with all of the financial ratios under the Credit Agreement, and the Company believes it is currently in compliance with all of the covenants of the Credit Agreement. As of September 25, 1995, $9,819,578 was outstanding under the Credit Agreement.

                  The Company expects that its current working capital, cash flow from operations, and the proceeds from the credit facility described above will be sufficient to open all of the restaurants scheduled to open during 1995. The Company intends to seek to raise additional capital to continue its expansion program. Capital may be obtained from additional borrowings from financial institutions or from sales of the Company's equity securities. The Company anticipates that it will be able to raise the capital required to continue its expansion program during future periods, however, there can be no assurance that the Company will be successful in such effort.

                  RESULTS OF OPERATIONS

                  Total revenues for the quarter ended September 25, 1995 were $14,847,424 representing an increase of approximately 54% over total revenues of $9,633,785 for the same quarter of 1994. The increase in total revenues is attributable to same store sales increases of 6.0% and the opening of three (3) additional restaurants from period to period. Additionally, the Company's seafood processing plant in North Carolina had a 142% increase in sales for the quarter ended September 25, 1995 over the corresponding quarter last year. Total revenues for the nine months ended September 25, 1995 were $40,610,669, an increase of approximately 42% over total revenues for the nine months ended September 26, 1994. An increase in same store sales for the nine months ended September 25, 1995 of 6% and the opening of eight (8) additional restaurants contributed to the increase in total revenues for the nine month period ended September 25, 1995. Since three of the eight restaurants were opened during the first six months of 1994, reserves for 1995 includes a full nine (9) months of revenues for these restaurants. Additionally, for the nine months ended September 25, 1995, sales at the Company's processing plant increased approximately 117% over those for the same period last year.

                  Cost of sales as a percentage of restaurants sales was 35.6% and 35.2% for the quarter and nine months ended September 26, 1994, respectively, compared to 36% and 35.4% for the quarter and nine months ended September 25, 1995. This increase was primarily attributable to increases in seafood commodity pricing. Operating expenses (consisting primarily of payroll, occupancy and other operating expenses) as a percentage of restaurant sales increased for the three months ended September 25, 1995 and decreased for the nine months ended September 25, 1995 over the same periods in 1994 from 51.3% to 50.6% and 48.5% to 49.0%, respectively. The actual increase in operating expenses results from the operations of additional restaurants opened from period to period. The percentage increase is principally due to the large number of new restaurants opened from period to period, since new restaurants traditionally run much higher costs during the first several months of operations. The decrease in operating expenses for the nine months ended September 25, 1995 results from a reduction of payroll and related expenses and from increased sales at existing restaurant locations. Store operating income for the third quarter of 1995 decreased to 13% from 14% for the same quarter in 1994. Store operating income for the nine months ended September 25, 1995 and September 28, 1994 remained a constant 16%. The decrease during the third quarter of 1995 is primarily attributable to new store openings. Same store operating profit increased by 34% and 27% for the three and nine months ended September 25, 1995, respectively, over the corresponding periods last year. For the three months and nine months ended September 25, 1995, the Company's processing plant recorded income of $357,965 and $125,897, respectively, compared to losses of $7,818 and $13,137 for the same period in 1994. The increase is primarily attributable to increased sales.

                  General and administrative expenses ("G&A") expenses for the quarter and nine months ended September 25, 1995 were $954,755 and $3,063,966, respectively, representing an increase of 18% and 20%, respectively over the third quarter and nine month period ended September 26, 1994. The increase in G&A expenses for the three months and nine months ended September 25, 1995 resulted principally from the increased personnel at the corporate level and the addition of two regional managers for the supervision of restaurant operations. G&A expenses as a percentage of total revenues for the third quarter and nine month period ended September 25, 1995 was 6% and 8%, respectively. This compares to 8% and 9% for the corresponding periods in 1994.

                  Restaurant opening expenses increased to $273,191 and $488,901 for the quarter and nine month period ended September 25, 1995. The increase results from the amortization of the costs incurred in the opening of additional restaurants. The Company anticipates that restaurant opening expenses will increase significantly during future periods as the Company opens additional restaurants under its current expansion program.

                  Earnings before income taxes for the third quarter and nine month period ended September 25, 1995 increased by 99% and 46% over the same periods in 1994. Net earnings for the third quarter and nine months ended September 25, 1995 were $414,857 and $1,416,631, respectively, which represent an increase of 82% and 34%, respectively, over the third quarter and nine months ended September 26, 1994. For 1995, income tax expense increased to an effective rate of 34% compared to the 28% effective tax rate recorded in 1994. The increase in earnings is attributable to increased sales at the Company's restaurants, improvement in store operating margins and the opening of additional restaurants.

                           PART II - OTHER INFORMATION

Item 1.  LITIGATION

                  Not applicable.

Item 2.  CHANGES IN SECURITIES

                  Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES-HOLDERS

                  No matters were presented to the Shareholders during the third quarter of 1995.

Item 5.  OTHER INFORMATION

                  None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

                  None

         (B)      Reports of Form 8-K

                  There were no reports on Form 8-K filed during the period.

                         BAYPORT RESTAURANT GROUP, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE                                                       TITLE                              DATE
---------                                                       -----                              ----
 /S/ WILLIAM D. KORENBAUM                                       President, Chief                   November 9, 1995
-------------------------                                       Financial and
William D. Korenbaum                                            Operating Officer



 /S/ DAVID J. KIRINCIC                                          Controller and Chief
----------------------                                          Accounting Officer
David J. Kirincic                                                                                  November 9, 1995
