Form 10-K
period 1995-12-25
BAYPORT RESTAURANT GROUP INC
filed 1996-03-26
CIK 356622

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  DECEMBER 25, 1995

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to ___________________

Commission File No.   0-10717

                         BAYPORT RESTAURANT GROUP, INC.
                      (Exact name of issuer in its charter)

          FLORIDA                                        59-1827599
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

4000 HOLLYWOOD BLVD., HOLLYWOOD, FLORIDA                   33021
(Address of principal executive offices)                (Zip Code)

                                 (305) 967-6700
                           (Issuer's telephone number)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------
       NONE                                                      NOT APPLICABLE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                          COMMON STOCK, $.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 4, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $32.0 million, based on the last sale price on that date of $3.87 on the NASDAQ-NMS. As of that date, there were 9,639,036 shares of the Registrant's Common Stock outstanding. There were also outstanding on that date 2,162,749 shares of Class B Convertible Preferred Stock, which are convertible into an aggregate of 540,687 shares of Common Stock.

The following documents are incorporated by reference: THE INFORMATION REQUIRED BY PART III OF FORM 10-K IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT, WHICH WILL BE FILED WITHIN 120 DAYS AFTER THE END OF THE REGISTRANT'S FISCAL YEAR.
================================================================================

                                     PART I

ITEM 1.           BUSINESS

         UNLESS THE CONTEXT INDICATES OTHERWISE, THE "COMPANY" REFERS TO BAYPORT RESTAURANT GROUP, INC., A FLORIDA CORPORATION, AND ITS SUBSIDIARIES.

GENERAL

         The Company's business is principally the operation of casual full-service seafood restaurants. As of this date, the Company operates 17 full-service restaurants under the name "The Crab House" and has five full-service restaurants in various stages of construction. The Company plans to open seven additional full-service restaurants during 1996 and between eight and ten additional full-service restaurants during 1997.

         The Company is pursuing an aggressive growth strategy for its full-service restaurant concept and its continued success will be dependent upon its ability to obtain the capital required to continue to grow its restaurant chain, and on its ability to develop and operate new restaurants on a cost effective and profitable basis, particularly in new markets, and to manage effectively the resulting larger business.

         The Company also operates five take-away seafood restaurants. The Company has decided not to expand its take-away restaurant concept and is presently exploring its options with respect to this operation.

CRAB HOUSE FULL-SERVICE RESTAURANTS

         CONCEPTS AND STRATEGY. The Company's full-service restaurants feature a broad assortment of crab, shrimp and fresh-fish entrees and all but three of which also offer a distinctive seafood salad bar. The restaurants range in size from 4,500 square feet to 13,000 square feet and operate in both tourist markets and densely populated areas with upper middle income demographics. The Company's current restaurants have capacities ranging from 200 to 400 seats. The average check per person at The Crab House (with liquor) is between $11 and $12 for lunch and $20 and $22 for dinner.

         The Company's full-service restaurant strategy is to attract a large, broad and loyal base of affluent customers by: (I) selecting locations in shopping and tourist areas frequented by upper middle income individuals and families; (ii) featuring higher quality seafood through disciplined procurement standards and skilled preparation; (iii) achieving high value for the customer by offering quality at moderate prices; (iv) providing a casual dining atmosphere that is clean, tasteful and comfortable, with attentive service; and
(v) hiring, retaining and motivating experienced restaurant management by rewarding general managers with cash bonuses for achieving financial and quality standards, and with significant stock options for long term commitment and loyalty.

         MENU. The Crab House menu features a selection of shellfish appetizers; chowders; blue, king, snow and stone crab specialties; a variety of fresh fish fillets hand-cut from whole fish; lobster and shrimp; and seafood pastas. In addition, all but three of the Company's Crab House restaurants feature a salad and seafood raw bar. The seafood raw bar is a signature item, with freshly shucked oysters and clams, cold steamed shrimp, mussels and assorted fresh vegetables and salads.

         ATMOSPHERE. The Crab House is conducive to casual dining. Its decor has a simple, clean nautical motif, with generous use of varnished wood wainscoting, high ceilings, exposed wooden beams, colorful ceramic tile, and gentle lighting. The design objective is to create a light, airy, comfortable space. As a signature design statement, brown paper is used instead of linen table cloths highlighting the casual nature of the restaurant and its origins as a simple crab house. Crab House guests come dressed in a mixture of attire, with both Bermuda shorts and business suits well represented.

         CLIENTELE. The Crab House restaurants are located in shopping and tourist areas frequented by upper middle income individuals and families, and in other densely populated areas. The decor, quality of food, and attentiveness of service personnel are meant to appeal to a clientele that has moderately high income, but enjoys a relaxed atmosphere and good value. The clientele is a broad, balanced mixture of families, couples in their 30's and over, and business people.

         CURRENT RESTAURANT LOCATIONS

         As of this date, the Company operates 17 full-service Crab House restaurants. The location and year opened of the existing restaurants is as follows:

               LOCATION                                  YEAR OPENED
               --------                                  -----------
               FLORIDA
               Miami                                        1976
               Lauderhill                                   1986
               Orlando I                                    1989
               Orlando II                                   1993
               Boca Raton                                   1994
               Key West*                                    1994
               Plantation                                   1995
               Palm Beach/Singer Island*                    1995
               Aventura                                     1996
               Jupiter                                      1996

----------
* See footnote on next page.

               LOCATION                                  YEAR OPENED
               --------                                  -----------
               SOUTH CAROLINA
               Myrtle Beach I                               1994
               Myrtle Beach II                              1995

               MISSISSIPPI
               Biloxi*                                      1995
               Gulfport, MS*                                1995

               ILLINOIS
               Chicago                                      1995

               GEORGIA
               Smyrna                                       1985
               Atlanta                                      1988

----------
         * The Company's restaurants in Biloxi and Gulfport, Mississippi and in Key West and Palm Beach/Singer Island, Florida are in hotels. In addition to their regular dining room and lounge services, these restaurants provide complete food and beverage service for each of the related hotels, including banquets and room service.

         Additionally, the Company has entered into leases for, and plans, during 1996, to open Crab House restaurants in, the following locations:

                                                         ANTICIPATED
          LOCATION                                         OPENING
          --------                                         -------
          New York (Chelsea Piers), NY                 Second Quarter
          Baltimore, MD                                Second Quarter
          Nashville, TN                                Second Quarter
          Great Neck, NY                               Third Quarter
          Fairfax, VA                                  Third Quarter
          Edgewater, NJ                                Third Quarter
          Bethesda, MD                                 Fourth Quarter

EXPANSION STRATEGY AND SITE SELECTION

         The Company's present development plan calls for the opening of seven additional full-service Crab House restaurants during 1996, in addition to the two restaurants already opened in 1996, and eight to ten full- service Crab House restaurants during 1997. The Company opened six full- service restaurants during 1995. The Company reviews its development plans from time to time and reserves the right to make changes to it in the future. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the capital required to fund the continued development of the Company's restaurant chain.

         The Company will generally seek to enter markets which can support several Crab House restaurants, although it may open a single Crab House restaurant in one or more markets where the economics appear to allow the successful development of a single restaurant in that market.

         The Company leases all but one of its present full-service restaurant sites and expects to lease its new full-service restaurant sites in the future. Crab House restaurants will either be free-standing buildings on stand-alone sites or on out-parcels in shopping centers or in line or at an end-cap in a shopping center. The Company considers the location of a restaurant to be critical to its long-term success and intends to devote significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, target population density and household income levels, as well as specific site characteristics, such as visibility, accessibility and traffic volume. In investigating a site, the Company will also review the presence of potential competition from national restaurant chains and local restaurants and the apparent viability of those restaurants. Senior management will inspect and approve each restaurant site prior to signing a lease.

         The Company expects that its new full-service restaurants will be developed on both sites on which new construction is required and on sites where a restaurant has previously been located. The Company estimates that the cost of developing a typical Crab House restaurant from the ground up (excluding land) is between $2.7 and $3.2 million, which includes the building, fixtures, equipment and pre-opening expenses. However, the cost of developing a restaurant on a site where an existing restaurant has previously been located is between $1.0 and $2.0 million. The Company estimates that it takes between 12 and 15 months after signing a lease and between five to seven months after obtaining building permits to complete construction and open a full-service restaurant.

         There can be no assurance that the Company will be able to locate and acquire attractive restaurant sites to meet its expansion goals, attract and retain competent management and other personnel necessary for its expansion program, open new restaurants on a timely and cost-efficient basis or manage the resulting larger business on a profitable basis.

         Further, the results achieved to date by the Company's restaurants may not be indicative of the prospects or market acceptance of a larger number of restaurants, particularly in wider and more geographically dispersed areas with varied demographic characteristics. Because of the Company's relatively small restaurant base, an unsuccessful new restaurant could have a more significant effect on the Company's results of operations than would be the case in a larger restaurant chain.

RESTAURANT MANAGEMENT SELECTION AND INCENTIVES

         The Company believes that its success and ability to maintain high standards is heavily dependent upon proper selection and motivation of restaurant general managers. The compensation package for general managers is designed to provide short-term cash rewards and longer term stock rewards. Incentives for longer term dedication and loyalty to the Company are provided by grants to each restaurant general manager of stock options, which vest over a period of years.

         The success of the Company will be highly dependent on the efforts of its personnel. In order to implement successfully its proposed expansion and manage anticipated growth, the Company will be dependent upon its ability to retain existing and hire additional qualified personnel, including additional restaurant general managers. The competition for qualified personnel in the restaurant industry is intense and, accordingly, there can be no assurance that the Company will be able to retain or hire necessary personnel.

MANAGEMENT AND EMPLOYEES

         The management staff of a typical full-service Crab House restaurant consists of a general manager, an assistant general manager, a kitchen manager, and one or more assistant managers. Each Crab House restaurant employs approximately 70 to 125 hourly employees, many of whom work part time.

         The general manager of each full-service restaurant carries primary responsibility for the day-to-day operations of his or her restaurant and is required to abide by Company-established operating standards.

SUPERVISION AND TRAINING

         The Company requires its full-service restaurant general managers, and its assistant managers and kitchen managers, to have significant experience in the restaurant industry. The Company has a six to eight week training program for all of its new full-service restaurant managers, which emphasizes the Company's operating strategy, procedures and standards. Managers are required to have experience in all aspects of the operations of the Company's restaurants, with particular emphasis on kitchen operations, because of the Company's focus on quality.

         Each restaurant's operations are regularly reviewed by the Company's regional managers, the Company's Vice President - Food and Beverage and the Company's Executive Vice-President-

Operations to ensure that adherence to the Company's strategy and standards of quality are being maintained. In addition, members of the Company's senior management regularly visit all of the Company's restaurants.

         Restaurant general managers, as well as the Company's senior management responsible for operations and training, are responsible for selecting and training employees for each restaurant. Ongoing training remains the responsibility of the restaurant general manager. The Company utilizes written reviews and physical observation to evaluate each employee's performance. These reviews place special emphasis on the consistency and quality of food preparation and service.

ADVERTISING AND MARKETING

         The Company uses print media, billboards, direct mail and selected radio and cable television advertising in particular markets where it is cost effective. Two different marketing strategies have evolved for the Company's two distinct customer bases: tourist/convention and local resident. To cater to the tourist and convention markets, the Company advertises in tourist publications and promotes relationships with hotel concierges and tour operators. In addition, customers in its tourist market locations are able to pick from special menus that are available in five languages. The local resident is reached primarily through spots on local radio programs, newspaper advertisements and billboard advertisements. The Company budgets between two and one-half and three percent of each restaurant's sales for advertising and promotion.

PURCHASING

         The Company's ability to maintain consistent quality throughout its chain of restaurants depends upon the ability to acquire food products and related items from reliable sources. Many of the Company's seafood menu items, including shrimp, scallops, snow and king crabs, are commodity items and are generally shipped frozen throughout the restaurant industry. All of the non-frozen seafood items served by the Company's restaurants are served fresh and are easily available either locally or though air transport from other parts of the country. These factors, together with having experienced restaurant executives in charge of purchasing and maintaining culinary standards, should ensure the Company's ability to procure quality seafood products to fulfill the requirements of a large restaurant chain.

         To maintain quality and to maximize value, the Company contracts centrally for purchases of frozen seafood, including blue crabs purchased from the Company's seafood processing operation. See "Seafood Processing" below. Seafood purchases are made based upon strict quality standards established by the Company's Vice President Food or Beverage. The Company's purchasing policy is quality driven and not price driven.

         Frozen seafood is distributed to individual restaurants by distributors under contract with the Company based on orders placed by the individual restaurants with the distributor. Individual restaurants also place orders directly with these same distributors for dry goods, other food products, paper products and chemicals. In addition, restaurants place orders directly with one or more suppliers designated by the Company for other food, including produce and fresh fish.

         Food products in the Company's restaurants are regularly checked for quality and compliance with Company standards. The Company has not had, and does not presently anticipate having, any difficulty in continuing to obtain an adequate quantity and quality of food products and other supplies. The Company believes that the food products and supplies used by the Company in its restaurants are available from more than one supplier at competitive prices.

RESTAURANT REPORTING

         Each restaurant has a stand-alone point of sale accounting system. Each restaurant staff prepares daily cash and other reports regarding sales, inventory, sales mix, labor costs and customer counts. Restaurants also prepare weekly profit and loss statements and inventory counts. All reports are forwarded weekly to senior management for analysis.

COMPETITION

         The restaurant business is highly competitive and the Company competes with numerous other restaurants and food service operations, many of which possess greater financial resources and more experienced personnel and management than does the Company, and many of which are better established in the markets where the Company's restaurants are or may be located. The quality of the food served in relation to its price and public reputation are important factors in food service competition. Additionally, the restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. Further, factors such as inflation, increased food, labor and benefit costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

         The Company believes that at present, there are no national chains of high quality seafood restaurants. The Company believes that its concept, which focuses on quality seafood at a fair price, will be well received by the public as the Company expands into and beyond its existing markets. The Company also believes that its strict management, culinary standards and procurement policies should allow it to develop a significant number of new restaurants on a profitable basis without lessening the standard of quality and value which have been achieved to date in the Company's existing restaurants.

TAKE-AWAY RESTAURANTS

         The Company presently operates five carry-out restaurants, under the name "Capt. Crab's Take-Away," which feature garlic crabs, steamed crabs and other seafood entrees served with a selection of side dishes. Three of the restaurants are located in Florida and two are in the Baltimore, MD/Washington, D.C. area. The Florida restaurants are approximately 1,500 to 2,000 square feet, with drive-thru pick-up windows, and little or no interior seating. The two Baltimore, MD/Washington, D.C. restaurants are approximately 3,000 square feet and offer approximately 40 to 45 seats.

         The Company has decided not to further expand its take-away concept at this time. The Company is presently exploring alternatives with respect to its existing take-away restaurants.

SEAFOOD PROCESSING OPERATION

         To ensure that it has adequate supply of blue crab products to meet customer demand, the Company processes and markets blue crab products through a wholly-owned subsidiary, which operates a processing plant in North Carolina. Blue crabs are found in the Atlantic Ocean and its tributaries, the Gulf of Mexico, and in the waters of Africa, Central America, Mexico and South America.

         This operation produces, on a seasonal basis, fresh crab meat, pasteurized crab meat, frozen whole blue crabs and crab clusters. The Company cooks, chills and picks crab meat and cooks and freezes whole blue crabs and crab clusters. The crab meat is canned and pasteurized or sold fresh or vacuum packed and frozen. The Company accounted for approximately 22 percent and 24 percent, respectively, of its subsidiaries' sales during the 1995 and 1994 fiscal years. The Company markets the balance of its production under the "Ocean Blue Gourmet" and "Crystal Coast Gourmet" brands.

         The Company believes that as its restaurant network expands, the Company will utilize an increasingly larger portion of this subsidiary's output in its own restaurants. The Company also believes that its seafood processing plant can meet the blue-crab requirements of the Company's existing and currently projected restaurants. To complement its subsidiary's output and to further ensure adequate supply of crab products, the Company also imports several crab products from Mexico. In addition, the Company believes that it will be able increase the capacity at its existing facility and/or open additional plants to process blue-crab, if and when required.

GOVERNMENT REGULATION

         The restaurant business is subject to extensive federal, state and local regulation relating to the development and operation of restaurants, including laws and regulations relating to building and zoning requirements, preparation and sale of food, health and sanitation and laws governing the Company's relationship with its employees, including minimum wage requirements, unemployment taxes and sales taxes, overtime and working conditions and citizenship requirements. The failure to obtain or retain required licenses, or a substantial increase in the minimum wage rate, could adversely affect the operations of the Company's restaurants.

         In addition, the Company's operations are subject to federal, state and local regulations with respect to environmental and safety matters, including regulations concerning discharges into air and water and regulations under the Federal Occupational Safety and Health Act. To the best of the Company's knowledge and belief, the Company is not engaged in any activity which constitutes a health, safety or environmental hazard or which could be the subject or grounds upon which any governmental agency could require the taking of certain remedial action by the Company. These regulations have historically been subject to frequent change by regulatory authorities, and the Company is unable to predict the future impact, if any, of such regulations on the capital expenditures, earnings and competitive position of the Company. These laws and regulations, in the Company's opinion, have not to date materially affected its operations.

EMPLOYEES

         As of March 1, 1996, the Company employed approximately 2,140 service and management personnel in its restaurants and 44 management and administrative personnel in its corporate office. The Company also employs approximately 70 persons, the majority of whom are seasonal, in its seafood processing operations and also hires seasonally approximately 50 persons from Mexico to work in its plant. The Company believes that its relationship with its employees is good. None of the Company's employees are covered by a collective bargaining agreement.

TRADEMARKS

         The Company has trademarked and service marked the name, design and logo used in its "Crab House Seafood" and "Capt. Crab's Take-Away" restaurants. The Company believes that its service marks and trademarks have significant value and are an important element in the marketing of its restaurants. The Company is aware of names and marks similar to the service mark of the Company used by other persons in certain geographic areas. However, the Company believes that such uses will not adversely affect the Company. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

ITEM 2.           PROPERTIES

         The Company's executive offices consist of approximately 10,000 square feet in the Presidential Circle office building in Hollywood, Florida. The Company pays approximately $260,000 in annual rent for its headquarters facility. The Company's lease for its headquarters facility expires in 1997.

         With the exception of the facilities housing the Company's take-away restaurants in Miami, Carol City and Sunrise, Florida, and one of the Company's full-service restaurants in Orlando, which are owned by the Company, all of the restaurant facilities operated by the Company are leased.

         The Company's leases on its restaurant properties expire between 2002 and 2019. See Note G to Notes to Consolidated Financial Statements.

         The seafood processing plant operated by the Company's seafood processing subsidiary is located in South Creek, Beaufort County, North Carolina. In December 1992, this subsidiary entered into a five year lease agreement for the plant. This lease may be extended by the subsidiary, at its option, for a maximum of fifteen years. The plant is located along a waterway, allowing the subsidiary access to local crab fishermen.

         The processing plant has crab meat picking, processing and cryogenic freezing operations. The plant has 8,000 square feet available for processing, including a room consisting of 2,000 square feet designated for crab meat picking. In addition, the plant has 2,000 square feet available for frozen product storage and 1,500 square feet of office space. The plant's interior has been designed to facilitate the efficient and orderly flow of product from selection of live crabs for purchase to processing and/or cryogenic freezing to packing, storage and shipping.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any litigation, other than litigation which arises in the usual and ordinary course of its business and none of which litigation is material to the Company's financial condition or operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 25, 1995.

                                     PART II

ITEM 5.         MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                STOCKHOLDER MATTERS

        The Common Stock is listed on the NASDAQ National Market System ("NASDAQ-NMS") under the NASDAQ symbol "PORT."

        The following table sets forth the range of closing high and low last sale prices for the Company's Common Stock as reported on NASDAQ-NMS. Such quotes represent quotes between dealers in securities and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions:

                                                    HIGH        LOW
                                                    ----        ---
YEAR ENDED 1994

First Quarter                                      5.125       3.875
Second Quarter                                     5.125       3.75
Third Quarter                                      4.25        3.00
Fourth Quarter                                     4.25        2.625


YEAR ENDED 1995

First Quarter                                      4.06        2.875
Second Quarter                                     4.625       3.75
Third Quarter                                      5.125       4.25
Fourth Quarter                                     4.875       3.125


YEAR ENDED 1996

First Quarter*                                     4.25        3.50

----------
*Through March 4, 1996.

HOLDERS OF COMMON STOCK

        As of March 4, 1996, there were 9,639,036 shares of Common Stock outstanding held by approximately 6,600 holders of record. Many of these record holders hold these securities for the benefit of their customers. Additionally, as of March 4,1996, there were 2,162,749 shares of Class B Convertible Preferred Stock (the "Class B Shares") outstanding held by 25 holders of record. Each of the Company's outstanding Class B Shares is convertible into 1/4 share of Common Stock (aggregating 10,179,723 shares of Common Stock, assuming all of the Class B Shares were converted).

        As of March 4, 1996, the last sale price, as reported by NASDAQ-NMS, for the Company's Common Stock was $3.875.

        The Company may, from time to time, solicit holders of ten or less shares of its Common Stock to sell their shares back to the Company. This action may be taken to assist very small holders in disposing of their securities and to reduce the number of record holders of the Company's Common Stock. Any such purchases will be made in open-market transactions or in privately negotiated transactions and are expected to be conducted in accordance with Rule 10b-18 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934. Such purchases will, therefore, be subject to the price, volume and timing restrictions of Rule 10b-18, which are designed generally to limit the influence of such purchases on the market price of shares of Common Stock.

DIVIDEND POLICY

        The Company has never declared a cash dividend on its Common Stock. The Board of Directors anticipates that, for the foreseeable future, earnings, if any, will be retained for use in the business, and no cash distributions will be made on the Company's Common Stock. In the event the Board of Directors declares any cash dividends on the Common Stock, the Board must also declare a cash dividend on the Class B Shares in an amount equal to the common equivalent per share dividend declared on the Common Stock. Additionally, the Company is prohibited from paying dividends on its Common Stock pursuant to its outstanding credit agreements with certain financial institutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 6.         SELECTED FINANCIAL DATA

                                                                                 YEARS ENDED
                                                 -------------------------------------------------------------------------
                                                   12/25/95        12/26/94       12/27/93       12/28/92       12/30/91
                                                 ------------    ------------   ------------   ------------   ------------
Revenues
     Restaurant sales                            $ 45,719,186    $ 33,735,307   $ 23,799,997   $ 18,241,029   $ 20,272,096
     Processing plant sales                         7,883,637       4,511,097      2,625,961      1,859,026      2,714,886
     Interest and other                                74,986         243,740        568,457        732,843         17,888
                                                 ------------    ------------   ------------   ------------   ------------
        Total Revenue                              53,677,809      38,490,144     26,994,415     20,832,898     23,004,870
Cost and expenses
     Cost of sales                                 16,346,607      12,150,640      8,299,384      6,568,197      7,497,453
     Payroll and related expenses                  11,878,029       8,269,479      5,997,628      4,715,509      5,422,010
     Other operating expenses                       6,454,309       5,596,002      4,122,028      2,454,038      2,202,179
     Occupancy and related expenses                 3,704,135       2,739,770      2,096,768      2,266,615      2,573,833
     Processing plant cost of
     sales and
     operating expenses                             7,812,463       4,444,153      2,625,038      1,890,195      3,001,563
     Restructuring costs                                 --              --             --             --        1,838,000
     Restaurant opening expenses                      903,313         286,635         80,794         25,000         90,572
     General and Administrative                     4,008,975       3,381,316      2,295,134      1,596,769      2,127,527
     Interest expense                                 428,808          39,861        212,512        266,795        565,316
     Loss on sale of fixed assets                        --              --             --             --           14,756
     Net loss on investment
     securities                                        (9,449)        248,768           --             --             --
                                                 ------------    ------------   ------------   ------------   ------------
        Total costs and expenses                   51,527,190      37,156,624     25,729,286     19,783,118     25,333,209
                                                 ------------    ------------   ------------   ------------   ------------
        Earnings (loss) before income
        taxes, minority interest and
        cumulative effect of
        accounting change                           2,150,619       1,333,520      1,265,129      1,049,780     (2,328,339)
Provision for income taxes                            686,616         393,695           --             --             --
                                                 ------------    ------------   ------------   ------------   ------------
        Earnings (loss) before  minority
        interest and cumulative effect
        of accounting change                        1,464,003         939,825      1,265,129      1,049,780     (2,328,339)
Minority interest in net earnings of
subsidiary                                               --              --          121,765        175,921           --
                                                 ------------    ------------   ------------   ------------   ------------
        Earnings (loss) before
        cumulative effect of
        accounting change                           1,464,003         939,825      1,143,364        873,859     (2,328,339)
Cumulative effect of accounting
change                                                   --              --          223,295           --             --
                                                 ------------    ------------   ------------   ------------   ------------
        NET EARNINGS (LOSS)                      $  1,464,003    $    939,825   $  1,366,659   $    873,859   $ (2,328,339)
                                                 ============    ============   ============   ============   ============
Earnings (loss) per common share
     Earnings (loss) before cumulative
     effect of accounting change                 $        .14    $        .09   $        .15   $        .17   $       (.56)
     Cumulative effect of accounting
     change                                              --              --              .03           --             --
                                                 ------------    ------------   ------------   ------------   ------------
        Net earnings (loss)                      $        .14    $        .09   $        .18   $        .17   $       (.56)
                                                 ============    ============   ============   ============   ============
Weighted average number of shares
outstanding                                        10,478,711      10,434,240      7,427,614      5,159,516      4,221,265
                                                 ============    ============   ============   ============   ============

                                                                                 YEARS ENDED
                                                 -------------------------------------------------------------------------
                                                   12/25/95        12/26/94       12/27/93       12/28/92       12/30/91
                                                 ------------    ------------   ------------   ------------   ------------
BALANCE SHEET DATA
     Current Assets                              $ 11,416,205    $ 10,415,075   $  7,374,249      2,994,536      1,339,453
     Property, plant and equipment                 34,010,527      16,646,073      8,843,417      6,045,653      5,878,977
     Other assets                                   2,438,075       1,465,050      7,200,575        905,288      1,612,805
     Total assets                                  47,864,807      28,526,198     23,418,241      9,945,477      8,831,235
     Current liabilities                            8,658,787       2,634,133      2,104,120      2,969,505      3,667,127
     Long-term obligations                         14,680,446       4,885,478      1,260,427      3,008,252      3,298,311
     Stockholder's equity                          22,580,681      21,006,587     20,005,841      3,967,720      1,865,797
     Book value per common share(1)              $       2.22    $       2.08   $       1.99   $        .77   $        .45
     Common and Common
     Equivalent Shares Outstanding                 10,179,725      10,078,736      7,427,614      5,159,515      4,221,265

----------
(1)   Assumes that all shares of outstanding Class B Convertible Preferred Stock had been fully converted into shares of Common
      Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FINANCIAL INFORMATION INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO. THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER FROM THE RESULTS ANTICIPATED HEREIN AS A RESULT OF THE FACTORS SET FORTH IN THIS REPORT.

RESULTS OF OPERATIONS

FISCAL YEAR 1995 VS. 1994.

      Total revenues for 1995 were $53,677,809, representing an increase of 39.5% over total revenues of $38,490,144 for 1994. The increase in total revenues from 1994 to 1995 is attributable to the opening of five new Crab House and two new Capt. Crab's Take-Away restaurants during 1995, a full year of sales from the three Crab House restaurants opened during 1994 and a 7% increase in same store sales for restaurants open during both 1994 and 1995. Additionally, sales increased by 74.8% from 1994 to 1995 at the Company's seafood processing plant, from $4,511,097 for 1994 to 7,883,637 for 1995. This increase resulted from availability of certain crab products imported by the subsidiary and increased sales as result of this product availability.

      Costs of sales as a percentage of restaurant sales declined slightly from 1994 to 1995, from 36.0% for 1994 to 35.8% for 1995. This reduction results from the steps taken by the Company during 1995 to combat rising seafood costs through minor modifications to the menu at the Company's Crab House restaurants. The Company believes that costs of sales as a percentage of restaurant sales will continue to be stable, or may decline slightly during 1996, as a result of these changes and as a result of current reductions in the cost of seafood products. Seafood commodity costs fluctuate on a regular basis and the trends currently being experienced may not continue in the future.

      Operating expenses (consisting primarily of payroll, occupancy and other operating expenses) increased by $5,431,222, or 32.7%, from 1994 to 1995. The increase is primarily attributable to the operating costs associated with the five new Crab House and two Capt. Crab's Take-Away restaurants opened during 1995. Operating expenses, as a percentage of restaurant sales, decreased to 48.2% for 1995, compared to 49.2% for 1994.

      Restaurant opening expenses increased significantly during 1995 to $903,313, compared to $286,635 for 1994. The increase is due, in part, to the opening of five Crab House and two Capt. Crab's Take-Away restaurants during 1995 and, in part, to the restaurant opening expenses for the two Crab House restaurants opened during the latter part of 1994. Restaurant opening expenses can be expected to continue to increase during 1996 as the Company opens additional restaurants. See Item 1. "Business- Expansion Strategy & Site Selection."

      General & Administrative ("G&A") expenses for 1995 were $4,008,975, an 18.6% increase over G&A expenses of $3,381,316 for 1994. G&A, as a percentage of total revenues, was 7.5% for 1995, compared to 8.8% for 1994. The increase in G&A resulted primarily from costs associated with the Company's restaurant expansion program, including costs associated with increased personnel at the Company's corporate office and the addition during 1995 of a regional manager level within the Company's Crab House restaurant operation.

      Interest expense for 1995 was $428,808, an increase of $388,947 over interest expense of $39,861 incurred during 1994. Interest expense increased as a result of borrowings during 1995 to fund the Company's restaurant expansion program. During 1994, in connection with its restaurant expansion program, the Company fully utilized the proceeds of its 1993 private placement and began borrowing a significant amount to pay expenses relating to its restaurant expansion program.

      During 1994, the Company incurred a one-time net loss of approximately $240,000 as a result of the write down and subsequent disposition of the Company's interest in an intermediate term bond mutual fund. No comparable loss was incurred during 1995.

      As a result of the factors described above, earnings before income taxes increased by 61.3% to $2,150,619 for 1995, compared to $1,333,520 for 1994.

      In 1993, the Company's net operating losses for financial reporting purposes, were utilized to eliminate the taxes that would otherwise be payable. In 1994, the remaining net operating losses, and certain excess FICA credits, were utilized to reduce the Company's effective tax rate to 30%. No such net operating losses were available in 1995, so the effective rate increased to 32%.

      As a result of the factors described above, net earnings increased by 55.8%, from $939,825 ($.09 per share) for 1994 to $1,464,003 ($.14 per share)
for 1995.

FISCAL YEAR 1994 VS. 1993.

      Total revenues for 1994 were $38,490,144, representing an increase of 42.6% over total revenues of $26,994,415 for 1993. The increase in total revenues from 1993 to 1994 was attributable to same store sales increases during 1994 of 9%, the opening of three additional full service restaurants during 1994 and the opening of one additional full service restaurant during the last quarter of 1993.

      Cost of sales as a percentage of restaurant sales increased slightly, from 34.9% for 1993 to 36.0% for 1994, primarily as a result of increased seafood commodity costs.

      Operating expenses (consisting primarily of payroll, occupancy and other operating expenses) were $16,605,251 for 1994, an increase of 35.9% over 1993 operating expenses of $12,216,424. Operating expenses as a percentage of restaurant sales declined slightly, from 51.3% in 1993 to 49.2% in 1994, principally as a result of increased restaurant sales at existing restaurant locations.

The actual increase in operating expenses resulted from costs associated with the operation of three additional full service restaurants opened during 1994 and a full years operation of one full service restaurant opened during the fourth quarter of 1993.

      G & A expenses for 1994 were $3,381,316, a 47.3% increase over G & A expenses of $2,295,134 for 1993. The actual increase in G & A expenses resulted principally from the increase in personnel required to implement the Company's restaurant expansion program.

      Restaurant opening expenses for 1994 increased to $286,635, a 254.8% increase over restaurant opening expenses of $80,794 for 1993. This increase resulted from the opening of one full service restaurant during the fourth quarter of 1993 and three full service restaurants during 1994.

      During 1994, the Company incurred a one-time net loss of approximately $240,000 as the result of the sale of the Company's interest in an intermediate term bond mutual fund. No such comparable loss was recorded during 1993.

      As a result of the above described factors, earnings before income taxes, minority interest and cumulative effect of accounting change increased by 5%, from $1,265,129 for 1993 (4.6% of total revenue) to $1,333,520 for 1994 (3.5% of total revenue).

      Minority interest in net earnings of subsidiary was $121,765 for 1993. In August 1993, the Company acquired this minority interest.

      Effective December 29, 1992, the Company changed its method of accounting for income taxes as a result of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). As a result of the adoption of FAS 109, the Company recorded income of $223,295 during 1993 as the cumulative effect of accounting changes. No such comparable gain was recorded during 1994.

      Since the Company was utilizing net operating losses against 1993 income, no provision for income taxes was accrued during 1993. For 1994, the Company accrued a provision for income taxes of $393,695.

      After accounting for the matters described above, net earnings decreased by $426,834 from $1,366,659 for 1993 ($.18 per share) to $939,825 for 1994 ($.09 per share).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company's current ratio at December 25, 1995 was approximately 1.3 to 1, compared to approximately 4.07 to 1 at December 26, 1994 and 3.4 to 1 at December 27, 1993. The decrease from 1994 to 1995 results principally from the use of the Company's resources in connection with the Company's restaurant expansion program.

        The increase in account receivables from 1994 to 1995 resulted principally from increased sales activity in the Company's seafood processing subsidiary. The increase in inventory from 1994 to 1995 is primarily due to substantial increases in sales at the Company's seafood processing subsidiary, requiring that the Company maintain a larger inventory, and substantially higher inventory required to service the Company's restaurant operations. The Company operated 20 restaurants at the end of 1995, compared to 13 restaurants at the end of 1994. Additionally, two full service restaurants have been opened to date during the first quarter of 1996.

        The increase in property, plant and equipment and other assets from 1994 to 1995 principally results from the new restaurants opened during 1995 and the construction in progress of several new restaurants to be opened during 1996.

        The increase in accounts payable was primarily due to construction in progress of new restaurants under construction at the end of 1995 compared to the end of 1994, as well the buildup of inventory resulting from the increase in the number of restaurants in the Company's restaurant chain.

        In 1995, cash provided by operating activities totaled $1,587,185, up from $431,266 in 1994. Major sources of funds were net earnings of $1,464,003 and non-cash provisions for depreciation and amortization. Cash used in investing activities was $13,575,664, primarily as a result of fixed asset additions in connection with the opening of new restaurants. Cash was provided by financing activities in the amount of $12,656,983, primarily as a result of new borrowings. Investing and financing activities were much higher in 1995 than in 1994 as a result of the new restaurants opened in 1995.

        Effective December 14, 1994, the Company and each of its wholly-owned subsidiaries (the "Subsidiaries") entered into a Revolving Credit and Term Loan Agreement (the "Credit Agreement") with The First National Bank of Boston, as Agent, and with the First National Bank of Boston and Capital Bank, as "Lenders." In accordance with the Credit Agreement, the Lenders granted to the Company a credit facility in the amount of $14.0 million. The credit facility is for a term of seven years and is structured in two parts: (i) for the first three years, the facility is structured as a revolving loan; (ii) at the end of three years, so long as the Company is not then in default under the Credit Agreement, the Company may convert the amount then due and payable to the Lenders into a term loan payable in quarterly principal installments over an additional four year period. For all purposes hereunder, "Loans" shall refer collectively to the revolving and term loan portion of this credit facility. The Company pays interest on the Loans at the Bank's "Base Rate", as announced from time to time, plus one-half percent (.5%). Interest is payable monthly. The Company is also obligated to pay the following fees to the Lenders: (i) a commitment fee equal to 3/8 of one percent on the unused portion of the revolving loan; and (ii) a fee for early termination of the revolving portion of the credit facility. At December 25, 1995, the Company was in violation of certain covenants contained in the Credit Agreement. The Company has received a waiver of these covenants at that date.

        In June 1995, the Company entered into an agreement to cap at 14% interest on a $7.0 million portion of the debt due to the Lenders until January 31, 1998. The Company paid a fee of $14,000 in connection with this agreement.

        In February 1996, the Lenders and the Company entered into an Amendment to the Credit Agreement (the "Amendment"), increasing the credit facility from $14.0 million to $16.0 million under the same terms and conditions as the Credit Agreement. As of March 18, 1996, $15,698,506 was outstanding under the Credit Agreement, as amended.

        Additionally, on December 15, 1995, the Company and each of its wholly-owned subsidiaries, and Capital Bank entered into a Revolving Credit Agreement whereby Capital Bank agreed to advance up to $2.0 million to the Company, as determined by a borrowing base of 80% of inventory at the Company's central warehouse located in Jacksonville, Florida. The unpaid balance bears interest at the rate of 1% over the prime rate as set forth from time to time in THE WALL STREET JOURNAL and is payable monthly. As of March 18, 1996, $2.0 million was outstanding under this facility.

        The Company is presently engaged in an aggressive expansion program of its Crab House restaurant chain. See Item 1. "Business-General." The Company anticipates that it will need approximately $16 and $11 million, respectively, of additional capital to complete its 1996 and 1997 expansion program. The Company is presently seeking the required capital. The Company expects to be able to obtain the required capital in order to allow its expansion program to continue without interruption. However, there can be no assurance that the capital required to fund the Company's restaurant expansion program will be obtained.

        The Company believes that in connection with obtaining the capital required to continue its restaurant expansion program, it will likely be required to issue equity securities of the Company (or debt securities convertible into equity securities of the Company). Issuances of securities may dilute the interest of the Company's existing equity holders. The Company also expects that a portion of the capital which it requires will be obtained from the Company's lenders through the availability of increased lines of credit, although the Company believes that substantial increases in its available lines of credit will only be available if the Company first raises additional equity or quasi-equity capital. To date, no agreements have been reached with respect to raising any of the capital required. If capital cannot be obtained in this manner, the Company will seek alternative types of financing, such as build-to-suits, sale leaseback, or joint ventures. There can be no assurance that any such financing will be available to the Company.

        In the event that the Company is not able to raise the capital required to continue to fund its restaurant expansion program, it will be forced to curtail its expansion program until it obtains the required capital.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements required by Item 8 are attached to this Form 10-K as follows:

                                                                           PAGE
                                                                           ----
Independent Auditors' Report............................................... F-1

Consolidated Balance Sheets for the two years ended December
25, 1995 and December 26, 1994............................................. F-2

Consolidated Statements of Earnings for the three years in the period ended December 25, 1995............................................. F-3

Consolidated Statement of Stockholders' Equity for the three years in the period ended December 25, 1995................................ F-4

Consolidated Statements of Cash Flows for the three years in the period ended December 25, 1995......................................... F-5

Notes to Consolidated Financial Statements................................. F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT

             The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

             The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

  3(i).1 Articles of Incorporation, as amended (previously filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended August 30, 1987 (the "Annual Report") and as Exhibit 2(a) to the Company's Registration Statement on Form S-18, File No. 2-74997-A (the "S-18 Registration Statement")).

  3(i).2 Amendment to Articles of Incorporation dated May 31, 1990 (previously filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (the "1990 Annual Report")).

  3(i).3 Amendment to Articles of Incorporation filed with the Department of State, State of Florida on January 30, 1992 (previously filed as Exhibit 3(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 Annual Report")).

  3(i).4 Amendment to Articles of Incorporation filed with the Department of State, State of Florida on July 12, 1993 (previously filed as Exhibit A(1) to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 28, 1993 (the "June 1993 Quarterly Report")).

  3(i).5 Amendment to the Company's Articles of Incorporation filed with the Department of State, State of Florida on August 2, 1993 (previously filed as Exhibit A(3) to the June 1993 Quarterly Report).

  3(i).6 Amendment to the Company's Articles of Incorporation filed with the Department of State, State of Florida on August 4, 1993 (previously filed as Exhibit A(5) to the June 1993 Quarterly Report and incorporated herein by reference).

  3(i).7 Amendment to the Company's Articles of Incorporation designating the rights and preferences of the Class B Shares (incorporated by reference to Exhibit (A)(5) to Form 10-QSB for the Quarter ended June 28, 1993).

  3(ii).1 ByLaws, as previously amended, previously filed as Exhibit 3(b) to the Company's Registration Statement on Form S-1, File No. 2-84392 (the "S-1 Registration Statement") and
                     Exhibit 3(d) to the 1990 Annual Report.

  3(ii).2 Amendments to ByLaws, previously filed as Exhibit 3(e) to the 1991 Annual Report.

  3(ii).3 Amendment to ByLaws dated August 4, 1993, previously filed as Exhibit 3.9 to the Company's Registration Statement on Form S-3, File No. 33-68794.

  4.1 1985 Incentive Stock Option Plan (previously filed as Exhibit A to the Company's Definitive Proxy Statement dated March 1, 1985, File No. 0-10717).

  4.2 Form of Series B Warrant and Series C Warrant (previously filed as Exhibits 1.01(d), 1.01(e) and 1.01(f) to Exhibit 1 to Schedule 13D with respect to shares of the Company's Common Stock filed by Bayport Partners Limited Partnership, et al. (the "Schedule 13D")).

  4.3 Form of Warrant dated August 19, 1993 issued in connection with the Private Placement (previously filed as Exhibit 4.4 to the S-3 Registration Statement, File No. 33-63794).

  4.4 Class B Convertible Stock Purchase Agreement (incorporated by reference to Exhibit A(4) to the June 1993 Quarterly Report).

  4.5 Common Stock Purchase Agreement used in connection with the issuance of Common Stock in the Private Placement (incorporated by reference to Exhibit A(6) to the June 1993 Quarterly Report).

  4.6 1993 Stock Option Plan (previously filed as Exhibit A(2) to the June 1993 Quarterly Report).

  4.7 1995 Stock Option Plan (incorporated by reference from the Company's 1995 Proxy Statement).

  10.1 Employment Agreement dated as of June 1, 1993 by and between David J. Connor and the Company (previously filed as Exhibit 10.1 to the S-3 Registration Statement, File No. 33-68794).

  10.2 Employment Agreement dated as of June 1, 1993 by and between William D. Korenbaum and the Company. (previously filed as Exhibit 10.2 to the S-3 Registration Statement, File No. 33-68794).

  10.3 Employment Agreement dated as of September 1, 1993 by and between the Company and Dennis Snuszka (previously filed as Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended December 27, 1993 (the "1993 Annual Report").

  10.4 Form of Registration Rights Agreement of January 31, 1992 by and among the Company and BPLP (previously filed as Exhibit 9.01(p) to Exhibit 1 to Schedule 13D).

  10.5 Office Lease Agreement and amendments thereto of May 20, 1991 by and between the Company and Hollywood Corporate Circle Associates (previously filed as Exhibit 10(k) to the 1991 Annual Report) and Office Lease Agreement Addendum dated August 13, 1993. (previously filed as Exhibit 10.6 to the S-3 Registration Statement, File No. 33-68794).

  10.6 Agreement of Sale of January 31, 1992 by and between Fast Food Properties II and Franchise Management Services, Inc. (previously filed as Exhibit 10(l) to the 1991 Annual Report).

  10.7 Agreement of Sale of January 31, 1992 by and between Fast Food Properties II and the Company (previously filed as
                     Exhibit 10(m) to the 1991 Annual Report).

  10.8 Asset Purchase and Sales Agreement dated November 17, 1992 by and between the Company and Cryotech Industries, Inc. (previously filed as Exhibit 10(p) to the Company's Form 10-K for the fiscal year ended December 28, 1993 (the "1993 Annual Report")).

  10.9 Shopping Center Lease by and between BDC Center, Inc. and Crab House Seafood Restaurant of Orlando, Inc. dated April 1, 1992 (previously filed as Exhibit 10(q) to the 1993 Annual Report).

  10.10 Guaranty by the Company, dated April 1, 1992, of Shopping Center Lease by and between BDC Center, Inc. and Crab House Seafood Restaurant of Orlando II, Inc. (previously filed as
                     Exhibit 10(r) to the 1993 Annual Report).

  10.11 Consulting Agreement by and between the Company and Radcliffe & Associates dated September 8, 1992 (previously filed as Exhibit 10(v) to the 1993 Annual Report).

  10.12 Stock option granted by the Company to Radcliffe & Associates dated as of September 9, 1992 (previously filed as Exhibit 10(w) to the 1993 Annual Report).

  10.13 Stock Option granted by the Company to Louis Hirsh in connection with a loan to the Company (previously filed as Exhibit 10.16 to the Company's 1993 Annual Report.)

  10.14 Credit Agreement between the Company and The First National Bank of Boston, as Agent (incorporated by reference from the Company's Current Report on Form 8-K, dated December 14, 1994).

  10.15 First Amendment to Credit Agreement between the Company and the First National Bank of Boston, as Agent.*

  10.16 Revolving Credit Agreement between the Company and Capital Bank (incorporated by reference from the Company's Current Report on Form 8-K, dated December 26, 1995).

  21                 Subsidiaries of the Company.*

  23 Consent of Grant Thornton LLP relating to the Company's Registration Statements on Form S-3 (File No. 33-61013 and 33-68794) and Form S-8 (File No. 33-63071, 33- 63067,
                     33-62981 and 33-62875).*

----------
       * Filed herewith.

     (B) REPORTS ON FORM 8-K

       The Company filed a Current Report on Form 8-K, dated December 26, 1995, reporting an event under Item 5. No financial statements were required to be filed with the Form 8-K.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hollywood, Florida on the 22 day of March, 1996.

                                            BAYPORT RESTAURANT GROUP, INC.

                                            By: /s/ DAVID J. CONNOR
                                            ------------------------------------
                                            David J. Connor, Chairman and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                              TITLE                         DATE
---------                              -----                         ----

/s/ DAVID J. CONNOR          Chairman of the Board of           March 22, 1996
------------------------     Directors and Chief Executive
David J. Connor              Officer

/s/ WILLIAM D. KORENBAUM     President and Chief Operating      March 22, 1996
------------------------     and Financial Officer
William D. Korenbaum

/s/ DAVID KIRINCIC           Controller and Chief               March 22, 1996
------------------------     Accounting Officer
David Kirincic

/s/ ARTHUR H. KAPLAN         Director                           March 25, 1996
------------------------
Arthur H. Kaplan

/s/ ALBERT A. CLAPPS         Director                           March 22, 1996
------------------------
Albert A. Clapps

/s/ ALOYSIUS D. ROSSI        Director                           March 22, 1996
------------------------
Aloysius D. Rossi

                             Director                           March __, 1996
------------------------
Martin Rudolph

SIGNATURE                              TITLE                         DATE
---------                              -----                         ----

/s/ ROBERT STETSON           Director                           March 22, 1996
------------------------
Robert Stetson

/s/ THOMAS R. HITCHNER                                          March 22, 1996
------------------------
Thomas R. Hitchner           Director

                         FINANCIAL STATEMENTS AND REPORT
                            OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

                         BAYPORT RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

                     DECEMBER 25, 1995 AND DECEMBER 26, 1994

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors
Bayport Restaurant Group, Inc.

We have audited the accompanying consolidated balance sheets of Bayport Restaurant Group, Inc. and Subsidiaries as of December 25, 1995 and December 26, 1994 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 25, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bayport Restaurant Group, Inc. and Subsidiaries as of December 25, 1995 and December 26, 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 25, 1995, in conformity with generally accepted accounting principles.

Miami, Florida
March 8, 1996

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     DECEMBER 25, 1995 AND DECEMBER 26, 1994

                                     ASSETS
                                                                                               1995              1994
                                                                                         ---------------    --------------
CURRENT ASSETS
    Cash and cash equivalents                                                            $     1,073,017    $      404,513
    Certificates of deposit                                                                      300,000                 -
    Securities available for sale, at market (Notes A and B)                                           -         5,205,557
    Accounts receivable - trade, net of allowance for doubtful accounts of
       $13,000 and $70,000 on December 25, 1995 and
       December 26, 1994, respectively                                                         1,918,081         1,452,789
    Inventories (Note A)                                                                       5,461,381         2,847,324
    Prepaid expenses and other current assets                                                    735,648           586,912
    Deferred pre-opening costs, net (Note A)                                                   1,928,078           217,980
                                                                                         ---------------    --------------
          Total current assets                                                                11,416,205        10,715,075

PROPERTY, PLANT AND EQUIPMENT - AT COST, less
       accumulated depreciation (Notes A and C)                                               34,010,527        16,346,073

OTHER ASSETS
    Certificates of deposit (Note A)                                                                   -           300,000
    Note receivable                                                                              125,000                 -
    Goodwill, net (Note A)                                                                       100,026           105,911
    Deposits                                                                                     525,698           254,187
    Other, net                                                                                 1,687,351           804,952
                                                                                         ---------------    --------------
                                                                                               2,438,075         1,465,050
                                                                                         ---------------    --------------

                                                                                         $    47,864,807    $   28,526,198
                                                                                         ===============    ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term obligations (Note D)                                 $     2,283,576    $      489,368
    Due to related party (Notes D and F)                                                          94,332            94,332
    Accounts payable                                                                           5,521,837         1,215,739
    Income taxes payable (Note I)                                                                      -            29,150
    Accrued liabilities (Note E)                                                                 759,042           805,544
                                                                                         ---------------    --------------
          Total current liabilities                                                            8,658,787         2,634,133

DEFERRED INCOME TAXES (Notes A and I)                                                            789,307           107,250
LONG-TERM OBLIGATIONS (Note D)                                                                14,680,446         3,520,449
DUE TO RELATED PARTY (Notes D and F)                                                           1,155,586         1,257,779

COMMITMENTS AND CONTINGENCIES (Notes G and H)                                                          -                 -

STOCKHOLDERS' EQUITY (Notes A, G, and H)
    Preferred stock, authorized 15,000,000 shares at $.01 par value; Series A
       Convertible Preferred Stock, 0 shares issued and outstanding in 1995 and
       1994; Series B Convertible Preferred Stock, 2,293,999 and
       2,700,055 shares, respectively, issued and outstanding in 1995 and 1994                    22,940            27,001
    Common stock - authorized 50,000,000 shares of $.001 par value; issued
       and outstanding 9,600,568 shares in 1995 and 9,403,722 in 1994                              9,602             9,404
    Paid-in capital                                                                           22,113,189        21,941,526
    Retained earnings (accumulated deficit)                                                      819,719          (644,284)
    Net unrealized losses on investment in marketable securities                                       -           (55,191)
    Notes receivable from officers (Note J)                                                     (384,769)         (271,869)
                                                                                         ---------------    --------------
          Total stockholders' equity                                                          22,580,681        21,006,587
                                                                                         ---------------    --------------

                                                                                         $    47,864,807    $   28,526,198
                                                                                         ===============    ==============

The accompanying notes are an integral part of these statements.

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

     YEARS ENDED DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

                                                                    1995                1994               1993
                                                              ---------------     ---------------    ----------------
Revenues
    Restaurant sales                                          $    45,719,186     $    33,735,307    $     23,799,997
    Processing plant sales                                          7,883,637           4,511,097           2,625,961
    Interest and other                                                 74,986             243,740             568,457
                                                              ---------------     ---------------    ----------------

          Total revenues                                           53,677,809          38,490,144          26,994,415

Cost and expenses
    Cost of sales                                                  16,346,607          12,150,640           8,299,384
    Payroll and related expenses                                   11,878,029           8,269,479           5,997,628
    Other operating expenses                                        6,454,309           5,596,002           4,122,028
    Occupancy and related expenses                                  3,704,135           2,739,770           2,096,768
    Processing plant cost of sales and
      operating expenses                                            7,812,463           4,444,153           2,625,038
    Restaurant opening expenses (Note A)                              903,313             286,635              80,794
    General and administrative                                      4,008,975           3,381,316           2,295,134
    Interest expense                                                  428,808              39,861             212,512
    Net (gain) loss on investment securities
      (Notes A and B)                                                  (9,449)            248,768                   -
    Minority interest in net earnings of subsidiary                         -                   -             121,765
                                                              ---------------     ---------------    ----------------

          Total costs and expenses                                 51,527,190          37,156,624          25,851,051
                                                              ---------------     ---------------    ----------------

          Earnings before income taxes and
            cumulative effect of accounting change                  2,150,619           1,333,520           1,143,364

Provision for income taxes (Note I)                                   686,616             393,695                   -
                                                              ---------------     ---------------    ----------------

          Earnings before cumulative effect
            of accounting change                                    1,464,003             939,825           1,143,364

Cumulative effect of accounting change                                      -                   -             223,295
                                                              ---------------     ---------------    ----------------

          NET EARNINGS                                        $     1,464,003     $       939,825    $      1,366,659
                                                              ===============     ===============    ================

Earnings per common share (Note A)
    Earnings before cumulative effect of
      accounting change                                       $           .14     $           .09    $            .15
    Cumulative effect of accounting change                                  -                   -                 .03
                                                              ---------------     ---------------    ----------------

          Net earnings                                        $           .14     $           .09    $            .18
                                                              ===============     ===============    ================

Weighted average number of shares
  outstanding (Note A)                                             10,478,711          10,434,240           7,427,614
                                                              ===============     ===============    ================

The accompanying notes are an integral part of these statements.

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

     YEARS ENDED DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

                                                       PREFERRED STOCK
                                            ---------------------------------------
                                                SERIES A             SERIES B           COMMON STOCK
                                            -----------------  --------------------  -----------------    PAID-IN    ACCUMULATED
                                             SHARES    AMOUNT    SHARES     AMOUNT     SHARES   AMOUNT    CAPITAL      DEFICIT
                                            --------  -------  ----------  --------  ---------  ------  -----------  -----------
Balance at December 29, 1992                 500,000  $ 5,000           -  $      -  4,883,672  $4,884  $ 7,057,748  $(2,950,768)
Proceeds from issuance of Series B
   convertible preferred stock and
   common stock                                    -        -  15,000,000   150,000    406,875     407   13,977,218            -
Exercise of Series A warrants (Note H)             -                    -         -    525,000     525    1,049,475            -
Repurchase of 20% interest in
   restaurant                                      -        -           -         -          -       -     (896,886)           -
Conversion of Series A and B convertible
   preferred stock                          (500,000)  (5,000) (7,795,727)  (77,957) 2,073,932   2,074       80,883            -
Conversion of note payable                         -        -           -         -    210,000     210      419,790            -
Exercise of stock options (Note H)                 -        -           -         -     11,500      11       12,268            -
Issuance of notes receivable from officers
   for exercise of stock options                   -        -           -         -    125,000     125      154,875            -
Repayment of notes receivable
   from officers                                   -        -           -         -          -       -            -            -
Increase in valuation allowance for
   net unrealized losses on marketable
   securities                                      -        -           -         -          -       -            -            -
Net earnings                                       -        -           -         -          -       -            -    1,366,659
                                            --------  -------  ----------  --------  ---------  ------  -----------   ----------

Balance at December 27, 1993                       -        -   7,204,273    72,043  8,235,979   8,236   21,855,371   (1,584,109)

Conversion of Series B convertible
   preferred stock                                 -        -  (4,504,218)  (45,042) 1,126,055   1,126       43,916            -
Exercise of stock options (Note H)                 -        -           -         -     22,750      23       23,508            -
Issuance of notes receivable from officer
   for exercise of stock options                   -        -           -         -     18,750      19       18,731            -
Renewal of note receivable from officer            -        -           -         -          -       -            -            -
Change in valuation allowance for net
   unrealized losses on marketable
   securities                                      -        -           -         -          -       -            -            -
Cumulative effect of change in method
   of accounting for securities designated
   as available for sale                           -        -           -         -          -       -            -            -
Net earnings                                       -        -           -         -          -       -            -      939,825
                                            --------  -------  ----------  --------  ---------  ------  -----------   ----------

Balance at December 26, 1994                       -        -   2,700,055    27,001  9,403,534   9,404   21,941,526     (644,284)

Conversion of Series B convertible
  preferred stock                                  -        -    (406,056)   (4,061)   101,514     102        3,959            -
Exercise of stock options and warrants
  (Note H)                                         -        -           -         -     36,770      37       54,863            -
Issuance of notes receivable from officer
  for exercise of stock options (Note J)           -        -           -         -     58,750      59      112,841            -
Change in valuation allowance for net
  unrealized losses on marketable
  securities                                       -        -           -         -          -       -            -            -
Net earnings                                       -        -           -         -          -       -            -    1,464,003
                                            --------  -------  ----------  --------  ---------  ------  -----------   ----------

Balance at December 25, 1995                       -  $     -   2,293,999  $ 22,940  9,600,568  $9,602  $22,113,189   $  819,719
                                            ========  =======  ==========  ========  =========  ======  ===========   ==========

                                            NET UNREALIZED
                                              LOSSES ON         NOTES
                                              MARKETABLE     RECEIVABLE
                                              SECURITIES    FROM OFFICERS     TOTAL
                                            --------------  -------------  -----------
Balance at December 29, 1992                   $       -      $(149,144)   $ 3,967,720
Proceeds from issuance of Series B
   convertible preferred stock and
   common stock                                        -              -     14,127,625
Exercise of Series A warrants (Note H)                 -              -      1,050,000
Repurchase of 20% interest in
   restaurant                                          -              -       (896,886)
Conversion of Series A and B convertible
   preferred stock                                     -              -              -
Conversion of note payable                             -              -        420,000
Exercise of stock options (Note H)                     -              -         12,279
Issuance of notes receivable from officers
   for exercise of stock options                       -       (155,000)             -
Repayment of notes receivable
   from officers                                       -         59,610         59,610
Increase in valuation allowance for
   net unrealized losses on marketable
   securities                                   (101,166)             -       (101,166)
Net earnings                                           -              -      1,366,659
                                                --------      ---------    -----------

Balance at December 27, 1993                    (101,166)      (244,534)    20,005,841

Conversion of Series B convertible
   preferred stock                                     -              -              -
Exercise of stock options (Note H)                     -              -         23,531
Issuance of notes receivable from officer
   for exercise of stock options                       -        (18,750)             -
Renewal of note receivable from officer                -         (8,585)        (8,585)
Change in valuation allowance for net
   unrealized losses on marketable
   securities                                    101,166              -        101,166
Cumulative effect of change in method
   of accounting for securities designated
   as available for sale                         (55,191)             -        (55,191)
Net earnings                                           -              -        939,825
                                                --------      ---------    -----------

Balance at December 26, 1994                     (55,191)      (271,869)    21,006,587

Conversion of Series B convertible
  preferred stock                                      -              -              -
Exercise of stock options and warrants
  (Note H)                                             -              -         54,900
Issuance of notes receivable from officer
  for exercise of stock options (Note J)               -       (112,900)             -
Change in valuation allowance for net
  unrealized losses on marketable
  securities                                      55,191              -         55,191
Net earnings                                           -              -      1,464,003
                                                --------      ---------    -----------

Balance at December 25, 1995                    $      -      $(384,769)   $22,580,681
                                                ========      =========    ===========

The accompanying notes are an integral part of this statement.

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     YEARS ENDED DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

                                                                    1995                1994               1993
                                                              ---------------     ---------------    ----------------
Cash flows from operating activities
    Net earnings                                              $     1,464,003     $       939,825    $      1,366,659
    Adjustments to reconcile net earnings
      to net cash provided by operating activities
       Cumulative effect of accounting change                               -                   -            (223,295)
       Minority interest in earnings of subsidiary                          -                   -             121,765
       Depreciation of property, plant and equipment                1,270,666             857,354             583,573
       Amortization of intangible assets                              129,852              24,952               5,884
       (Gain) loss on securities                                       (9,449)            248,768                   -
       Premium amortization                                            36,703              86,368                   -
       Provision for losses on accounts receivable                    (57,000)             11,000               2,500
       Change in assets and liabilities:
          (Increase) in accounts receivable                          (408,292)           (894,599)           (483,378)
          Decrease in insurance proceeds receivable                         -                   -             413,579
          (Increase) in inventories                                (2,614,057)           (246,881)         (1,345,910)
          (Increase) in prepaid expenses and other
            current assets                                           (148,736)           (398,148)           (134,470)
          (Increase) in deferred pre-opening costs                 (1,710,098)           (139,383)            (50,557)
          (Increase) in note receivable                              (125,000)                  -                   -
          Decrease in deferred tax asset                                    -             257,295                   -
          (Decrease) increase in income taxes payable                 (29,150)             (4,850)             34,000
          Increase in deferred tax liability                          682,057             107,250                   -
          (Decrease) increase in accounts payable and
            accrued expenses                                        4,259,596             129,951            (294,910)
          (Increase) in deposits and other assets                  (1,153,910)           (547,636)           (186,559)
                                                              ---------------     ---------------    ----------------

               Net cash provided by (used in)
                 operating activities                               1,587,185             431,266            (191,119)

Cash flows from investing activities
    Purchase of securities                                                  -             (58,021)         (8,876,462)
    Proceeds from maturity of securities                            1,500,000           1,300,000                   -
    Proceeds from sale of securities                                3,696,108           1,510,609                   -
    Purchase of 20% interest in Orlando                                     -                   -          (1,050,000)
    Additions to property, plant and equipment                    (18,771,772)         (5,484,786)         (3,383,835)
                                                              ---------------     ---------------    ----------------

               Net cash used in investing activities              (13,575,664)         (2,732,198)        (13,310,297)

Cash flows from financing activities
    Borrowings under line of credit                                15,829,106           2,628,397                   -
    Principal repayments of short-term debt                                 -                   -            (494,252)
    Principal borrowings of long-term obligations                           -                   -           1,100,000
    Proceeds from exercise of stock options                            43,430              23,531              12,279
    Net proceeds from issuance of stock                                     -                   -          14,127,624
    Dividends paid to minority stockholder                                  -                   -            (147,685)
    Proceeds from exercise of warrants                                 11,540                   -           1,050,000
    Repayment of notes receivable from officers                             -                   -              59,610
    Principal payments of long-term obligations                    (3,227,093)         (1,041,030)         (2,280,892)
                                                              ---------------     ---------------    ----------------

               Net cash provided by financing activities           12,656,983           1,610,898          13,426,684
                                                              ---------------     ---------------    ----------------

                                                                    (continued)
                                       F-5

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

     YEARS ENDED DECEMBER 25, 1995, DECEMBER 26, 1994, AND DECEMBER 27, 1993

                                                                    1995                1994               1993
                                                              ---------------     ---------------    ----------------
(Decrease) increase in cash and cash equivalents              $       668,504     $      (690,034)   $        (74,732)

Cash and cash equivalents at beginning of year                        404,513           1,094,547           1,169,279
                                                              ---------------     ---------------    ----------------
Cash and cash equivalents at end of year                      $     1,073,017     $       404,513    $      1,094,547
                                                              ===============     ===============    ================
Supplemental cash flow data:

Cash paid for interest                                        $       785,000     $       222,000    $        226,350
                                                              ===============     ===============    ================
Cash paid for income taxes                                    $       135,400     $        34,000    $              -
                                                              ===============     ===============    ================
Non-cash investing and financing activities:
    Issuance of promissory note totalling
      $250,000 for lease acquisition in 1995.
    Issuance of promissory and mortgage notes
      totalling $1,825,000 for purchase of building,
      leasehold improvements and certain equipment.
    Reduction in amounts due to related party of
      approximately $420,000 for a promissory note
      converted into 210,000 shares of common stock in 1993.

The accompanying notes are an integral part of these statements.

                   BAYPORT RESTAURANT GROUP, INC. SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

Bayport Restaurant Group, Inc. (Bayport) and its subsidiaries (collectively, the "Company") own and operate full service seafood restaurants under the name "The Crab House Seafood Restaurant" and take-out seafood restaurants under the name "Capt. Crab's Take-Away". At December 25, 1995, the Company operates fifteen full service restaurants and five take-away restaurants. The Company also operates a seafood processing plant.

NOTE A - SUMMARY OF ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

     FISCAL YEAR

     The Company's fiscal year ends on the last Monday in December. The years ending December 25, 1995, December 26, 1994 and December 27, 1993 consisted of 52 weeks.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents.

     USE OF ESTIMATES

     In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     SECURITIES AVAILABLE FOR SALE

     In accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") securities available for sale are carried at fair value (market value), inclusive of unrealized gains and/or losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are reflected as a separate component of stockholders' equity. Securities are designated as held for investment or available for sale at the time of purchase.

                                                                     (continued)

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

           DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     STOCK OPTIONS

     Options granted under the Company's Stock Option Plans are accounted for under APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations. In November 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which will require additional proforma disclosures for companies that will continue to account for employee stock options under the intrinsic value method specified in APB 25. The Company plans to continue to apply APB 25 and the only effect of adopting SFAS 123 in 1996 will be the new disclosure requirement.

     INVENTORIES

     Inventories consist of frozen processed seafood (finished goods) at the processing plant and restaurant inventory which is comprised of various food and beverage items. Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory at the processing plant was $1,828,674 and $1,109,227 at December 25, 1995 and December 26, 1994, respectively. Restaurant inventory was $3,632,707 and $1,738,097 at December 25, 1995 and December 26, 1994,
     respectively.

     PROPERTY AND EQUIPMENT

     Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets, including capitalized interest, to operations over their estimated service lives utilizing straight-line and accelerated methods. Leasehold improvements are depreciated on a straight-line basis over the shorter of the term of the lease, including options, or the life of the asset. Leased property under capital leases is depreciated on a straight-line basis over the basic term of the lease unless ownership reverts to the Company at the end of the lease, in which case the property is depreciated over its estimated useful life. For income tax purposes, property and equipment is depreciated utilizing accelerated methods.

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement had no impact on the Company's results of operations or financial position upon adoption in January 1996.

     DEFERRED PRE-OPENING COSTS

     Restaurant pre-opening costs consisting of salaries and other direct costs incidental to the opening of the Company's restaurants are deferred and amortized over a one year period following the completion of the restaurant's opening.

                                                                     (continued)

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

           DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     GOODWILL

     The excess of the Company's cost over the net assets of the business acquired is being amortized by the straight-line method over 20 years.

     On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of this review, the Company estimates the value and future benefits of the net income generated by the related subsidiary to determine that no impairment has occurred.

     INTANGIBLE ASSETS

     Intangible assets, other than goodwill, have been included in the caption other assets in the accompanying consolidated financial statements. Intangible assets primarily consist of deferred loan costs, trademarks, and liquor licenses which are being amortized on a straight-line basis over periods ranging from three to forty years. Intangible assets were $356,131 and $246,878 at December 25, 1995 and December 26, 1994, respectively, and the related accumulated amortization was $28,679 and $24,952, respectively.

     The remaining portion of other assets on the balance sheet consists primarily of restaurant china, glassware, and utensils. Replacements of these items are charged to expense as incurred.

     INCOME TAXES

     Income taxes are provided based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are provided in order to reflect the tax consequences in future years of differences between the financial statement and tax basis of assets and liabilities at each year end.

     COST OF SALES OF SECURITIES

     Costs incurred by the Company in connection with the sale of equity securities are charged to paid-in capital.

     EMPLOYEE BENEFIT PLAN

     The Company established in fiscal 1993 a contributory 401(K) plan to which the Company makes certain matching contributions based upon the level of its employees' contributions. The amount charged to earnings in fiscal 1995, 1994 and 1993 were insignificant. The Company does not provide any health or other benefits to retirees.

                                                                     (continued)

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

           DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     RECLASSIFICATIONS

     Certain prior period amounts within the accompanying consolidated financial statements have been reclassified in order to conform with the current year presentation.

     EARNINGS PER SHARE

     Earnings per share is computed based upon the weighted average number of common shares outstanding during the applicable period. Stock options, warrants, and convertible preferred stock are considered common stock equivalents unless their inclusion would be antidilutive.

NOTE B - SECURITIES

     Pursuant to the provisions of SFAS No. 115, securities designated as available for sale are carried at fair value (market value) with the resultant value appreciation or depreciation from amortized cost reflected as an addition to, or deduction from, stockholders' equity. In 1994, the Company's securities were comprised of mutual funds and corporate bonds. On December 26, 1994, the Company wrote-down, through a charge to earnings of approximately $240,000, its mutual fund investment which was considered to be permanently impaired since it was sold on December 28, 1994. At December 26, 1994, the Company's corporate bond securities had gross unrealized losses of $55,121.

NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                               1995          1994
                                           -----------   -----------

           Buildings                       $ 3,483,311   $ 3,266,007
           Leasehold improvements           17,181,596     6,947,174
           Leasehold acquisition             1,570,000     1,570,000
           Equipment and furniture           8,879,874     5,546,467
                                           -----------   -----------
                                            31,114,781    17,329,648
           Less accumulated depreciation
             and amortization                4,638,619     3,381,504
                                           -----------   -----------
                                            26,476,162    13,948,144

           Construction in progress          6,936,900     1,800,465
           Land                                597,465       597,464
                                           -----------   -----------

                                           $34,010,527   $16,346,073
                                           ===========   ===========

                                                                     (continued)

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

           DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

NOTE C - PROPERTY AND EQUIPMENT - Continued

     The Company has capitalized interest relating to construction in progress of approximately $357,000 and $105,000 in 1995 and 1994, respectively.

NOTE D - LONG-TERM OBLIGATIONS

                                                  1995          1994
                                              -----------   -----------

         Line of credit (1) (2)               $15,829,106   $ 2,628,397
         Mortgages payable (3)                  1,843,584     2,073,531
         Other loans (4)                          541,251       660,000
                                              -----------   -----------
                                               18,213,941     5,361,928
         Less current maturities                2,377,909       583,700
                                              -----------   -----------
                                               15,836,032     4,778,228
         Less due to related party (Note F)     1,155,586     1,257,779
                                              -----------   -----------

                                              $14,680,446   $ 3,520,449
                                              ===========   ===========

              (1) In December 1994, the Company entered into revolving credit arrangement with a financial institution under which the Company has a $14,000,000 line of credit, which was increased to $16,000,000 in February 1996, available for restaurant expansion and general corporate needs. The line bears interest at the lender's prime rate plus .5% (9% as of December 25, 1995) and converts to a term note on December 31, 1997, requiring all outstanding amounts are to be repaid, with interest, in 16 quarterly installments, commencing March 31, 1998. Beginning December 1995, the Company must pay a commitment fee equal to .375% of the average unused portion of the line. The Company entered into a protected interest rate agreement for a premium paid of approximately $14,000 during June 1995. The agreement caps the rate at 14% for $7 million of the Bank of Boston line of credit until January 31, 1998. The premium is being amortized over the related life of the agreement. The loan is collateralized by substantially all of the assets of the Company. In addition, the loan agreement includes certain restrictive covenants, as defined, which prohibit the payment of dividends and contain, restrictions relating to the maintenance of minimum levels of tangible net worth, and other financial ratios. The Company is in violation of certain financial covenants. The Company has received a waiver of these the related covenants as of December 25, 1995 from the bank.
                                                                     (continued)

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

           DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

NOTE D - LONG-TERM OBLIGATIONS - Continued

              (2) In December 1995, the Company entered into a revolving credit agreement under which the Company has a $2,000,000 revolving line of credit available for working capital needs. The line bears interest at prime plus 1% (9.5% as of December 25, 1995) and is due on demand. The revolving credit facility provides for a borrowing base not to exceed 80% of the qualified inventory as defined. The line of credit expires in 2002. The loan agreement is collateralized by the inventory maintained in the Company's central warehouse under an intercreditor agreement. In addition, the loan agreement includes certain restrictive covenants as defined, which prohibit the payment of dividends and contains restrictions relating to the maintenance of minimum levels of tangible net worth and other financial ratios.

              (3) Included in mortgages payable at December 26, 1994 is a note payable of $1,352,111 to a partnership controlled by a shareholder (see Note G). The note requires monthly principal payments of approximately $7,800 plus interest at the rate of prime plus 1.5% (10% as of December 25, 1995) through April 1999, at which time the remaining principal balance and unpaid interest is due. The note is collateralized by the restaurant facility purchased with the note. Mortgage notes payable also includes notes which require combined monthly payments of approximately $11,600 plus interest at prime plus 1% (9.5% as of December 25, 1995). The notes are collateralized by certain real property and mature in January 2000.

              (4) In November 1993, the Company purchased leasehold improvements and certain equipment for a restaurant which was opened in March 1994. The purchase price was $785,000, for which the Company issued a promissory note for $400,000 and paid the balance of the purchase price in cash. The promissory note is collateralized by the assets of the restaurant. The note bears interest at the prime rate (8.5% as of December 25, 1995) and requires equal quarterly principal payments of $20,000 plus interest over the next five years.

                    Also, during 1994, the Company executed two promissory notes for the purchase of leasehold improvements and certain equipment for a restaurant opened in May 1994. The promissory notes are collateralized by the assets of the restaurant. One of the notes requires monthly interest payments of 8% with the entire principal balance of $200,000 paid in January 1995. The other promissory note bears interest equal to the prime rate plus 1% (9.5% as of December 25, 1995) and matures in September 1996. This note requires monthly principal payments of $14,000 during the months of May through September.
                                                                     (continued)

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

           DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

NOTE D - LONG-TERM OBLIGATIONS - Continued

     The maturities of long-term obligations at December 25, 1995 are summarized as follows:

            YEAR ENDED DECEMBER
            -------------------
                     1996                      $ 2,377,909
                     1997                          323,770
                     1998                        3,781,883
                     1999                        4,575,378
                     2000                        3,506,263
                     2001 and thereafter         3,648,738
                                               -----------
                                                18,213,941
                     Less current maturities     2,377,909
                                               -----------
                                               $15,836,032
                                               ===========

NOTE E - ACCRUED LIABILITIES

     Accrued liabilities consist of the following items:

                                         1995       1994
                                       --------   --------

            Payroll                    $395,975   $347,532
            Sales tax                    76,408      7,063
            Other accruals              286,659    450,949
                                       --------   --------

                                       $759,042   $805,544
                                       ========   ========

NOTE F - RELATED PARTY TRANSACTIONS

     In November 1992, the Company leased a building under an operating lease as well as restaurant equipment for a new restaurant from a partnership controlled by a shareholder. This partnership also leased equipment to the Company for use in an existing restaurant. The equipment leases were treated as capital leases for financial statement purposes. In April 1994, the Company purchased the related equipment from the partnership for $601,576, which represented the unpaid principal balance on the leases. The Company also purchased the aforementioned building and ground lease from the partnership for $1,615,000. The Company issued a purchase money mortgage note of $1,415,000 to the partnership (see Note D) and paid the balance of the purchase price in cash. The balance of the mortgage note is included in the caption(s) "due to related parties" at December 26, 1994. Rent of approximately $131,000 and $523,000 was paid under these leases in 1994 and 1993, respectively.

                                                                     (continued)

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

           DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

NOTE F - RELATED PARTY TRANSACTIONS - Continued

     The facility which houses one of the Company's restaurants is subleased from a partnership controlled by a shareholder. The total rent paid under this sublease for the periods ending December 25, 1995, December 26, 1994 and December 27, 1993 was approximately $352,684, $283,708 and $234,762, respectively. A portion of the Company's assets are pledged to collateralize the obligation to pay rent under this lease.

     One of the directors of the Company is a partner in a law firm utilized for certain legal work in 1995, 1994 and 1993. Total fees paid to the firm were approximately $105,000, $35,300 and $32,800 in 1995, 1994 and 1993,
     respectively.

     In 1994, pursuant to Bayport's request, a seafood processing plant, controlled by an officer of the Company's subsidiary, CryoTech Industries of North Carolina, Inc., purchased excess live crab from Bayport and then sold processed and packaged pasteurized crab meat to the Company for distribution and re-sale. The Company's purchases from and sales to this related company amounted to $164,420 and $94,902, respectively.

     In December 1995, the Company leased a restaurant site in Jupiter, Florida that required the Company to pay a down payment of $1,140,000, and a rental payment of $360,000 annually over 20 years. The lessor is a company controlled by a director of the Company.

NOTE G - COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company conducts a portion of its operations and maintains its administrative offices in leased facilities. The following is a schedule by years of approximate minimum rental payments under such operating leases which expire at various dates through 2038. Certain leases provide for the Company to pay its proportionate share of increases in real estate taxes, additional rental based upon increases in the Consumer Price Index as well as amounts based upon a percentage of sales in excess of specified amounts. Rent expense for the periods ending December 25, 1995, December 26, 1994 and December 27, 1993, was approximately $2,355,740, $2,061,190 and $1,626,130, respectively.

                                                                     (continued)

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

           DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

     Minimum payments under non-cancelable operating leases are summarized as follows:

            YEAR ENDING DECEMBER
            --------------------
                     1996                      $  4,819,498
                     1997                         5,460,892
                     1998                         5,443,838
                     1999                         5,455,213
                     2000                         5,516,992
                     2001 and thereafter         81,593,008
                                               ------------
                     Total                     $108,289,441
                                               ============

     The Company has entered into additional operating lease agreements for new restaurants to be opened during 1996, and it is likely that additional leases will be executed in 1996.

     In connection with the opening of the new Crab House restaurants and Take-Aways, the Company has entered into contracts for the purchase and/or construction of certain leasehold improvements, equipment and furniture for the restaurant. At December 25, 1995, the Company had an obligation of approximately $6,300,000 remaining on these contracts. Also, the Company will likely enter into additional commitments for construction and the purchase of equipment for other new restaurants.

     EMPLOYMENT AGREEMENTS

     The Company has employment agreements with its key officers which provide for certain levels of base compensation, bonuses, stock options and noncompete covenants. The agreements expire in 1999 unless renewed prior to that date.

     LITIGATION

     In the normal course of business, the Company is subject to various litigation. In the opinion of management, the ultimate resolution of the litigation will not have a material effect on the financial statements.

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

           DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

NOTE H - STOCK OPTIONS AND WARRANTS

     The Company has two Incentive Stock Option Plans under which options to purchase an aggregate of 325,000 shares of common stock are authorized.

     In addition, various non-qualified options have been granted to key employees. During 1995, employment agreements granted certain officers 950,000 options. Further information on the non-qualified and qualified options is provided in the tables below.

     NON-QUALIFIED OPTIONS

                                        NUMBER OF       OPTION
                                         SHARES         PRICE          AMOUNT
                                        ---------   -------------   -----------
     Outstanding at
       December 29, 1992                 245,000    $1.00 - $3.00   $   329,750

     Exercised                          (125,000)           $1.24      (155,000)
     Granted                             446,250    $3.36 - $5.87     2,005,675
                                         -------                    -----------
     Outstanding at
       December 27, 1993                 566,250    $1.00 - $5.87     2,180,425

     Cancelled or expired                (25,000)           $5.00      (125,000)
     Exercised                           (18,750)           $1.00       (18,750)
     Granted                              40,000    $4.12 - $6.12       204,800
                                         -------                    -----------
     Outstanding at
       December 26, 1994                 562,500    $1.00 - $6.12     2,241,475

     Cancelled or expired                      -                              -
     Exercised                           (74,750)   $1.00 - $3.36      (134,660)
     Granted                           1,020,500    $3.13 - $4.25     4,048,665
                                       ---------                    -----------
     Outstanding at
       December 25, 1995               1,508,250                    $ 6,155,480
                                       =========                    ===========

     The option price is at least equal to the market value at the date of the grant. The options are generally exercisable over a three-year period. Options for 591,750 shares were exercisable at December 25, 1995.

                                                                     (continued)

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

           DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

NOTE H - STOCK OPTIONS AND WARRANTS - Continued

     QUALIFIED OPTIONS

     Under the provisions of the Incentive Stock Option Plan, the option price must be equal to, or in excess of, the market value of the stock on the date of the grant. Options are generally exercisable in equal annual installments over a period of two to three years. At December 25, 1995, 81,000 of these options were exercisable.

                                        NUMBER OF       OPTION
                                         SHARES         PRICE          AMOUNT
                                        ---------   -------------   -----------
     Outstanding at
       December 29, 1992                  93,750    $0.80 - $3.00   $   134,850

     Cancelled or expired                 (8,500)   $1.00 - $1.52       (11,620)
     Exercised                           (11,500)   $0.80 - $1.52       (12,280)
     Granted                             130,000    $4.25 - $6.87       719,450
                                         -------                    -----------
     Outstanding at
       December 27, 1993                 203,750    $1.00 - $6.87       830,400

     Cancelled or expired                (13,500)   $1.52 - $4.62       (32,145)
     Exercised                           (22,750)   $1.00 - $1.52       (23,530)
     Granted                              83,750    $3.06 - $4.19       321,275
                                         -------                    -----------
     Outstanding at
       December 26, 1994                 251,250    $1.00 - $6.87     1,096,000

     Cancelled or expired                (45,000)   $5.12 - $6.87      (223,875)
     Exercised                           (15,000)   $1.12 - $1.76       (21,600)
     Granted                             422,500    $3.00 - $4.50     1,758,990
                                         -------                    -----------
     Outstanding at
       December 25, 1995                 613,750                    $ 2,609,515
                                         =======                    ===========

     WARRANTS

     In January 1992, the Company issued warrants to BPLP to purchase an aggregate of 962,500 shares of common stock at an average price of $1.92 per share. During 1993, BPLP exercised one of these warrants to purchase 525,000 shares of common stock for a total of $1,050,000. The proceeds of this exercise were used by the Company to repurchase the 20% minority interest in the Orlando restaurant as required by the warrant agreement. The remaining warrants are exercisable through January 2002 and have an average price of $1.86 per share.

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

           DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

NOTE I - INCOME TAXES

     As of December 26, 1994, Bayport Restaurant Group, Inc. has net operating loss and FICA tip credit carryforwards for federal income tax purposes of approximately $4,234,000 and $137,000, respectively, which are available to offset taxable income and income taxes, if any, through the year 2010. The Company has utilized its net operating loss carryforward in 1994 to offset the taxes that otherwise would be payable.

     The provision (benefit) for income taxes is as follows:

                                       1995       1994
                                     --------   --------
             Current
                 Federal             $   --     $   --
                 State                  4,559     25,400
                                     --------   --------
                                        4,559     25,400

             Deferred
                 Federal              682,057    368,295
                 State                   --         --
                                     --------   --------
                                      682,057    368,295
                                     --------   --------

                 Total               $686,616   $393,695
                                     ========   ========


     Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                       1995         1994
                                                    ---------    ---------

    Tax expense at statutory rate                   $ 731,210    $ 453,305
    State income taxes net of federal tax benefit       3,009       16,764
    Tax credits                                       (77,030)     (40,001)
    Utilization of net operating losses                   -        (96,705)
    Other                                              29,427       60,332
                                                    ---------    ---------

        Total provision                             $ 686,616    $ 393,695
                                                    =========    =========

                                                                     (continued)

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

           DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

NOTE I - INCOME TAXES - Continued

     Deferred tax liabilities (assets) consist of the following:

                                                        1995         1994
                                                     ----------   ----------

    Deferred liabilities
        Excess of book over tax basis of property,
          plant and equipment                        $1,809,393   $  460,487
        Excess of book over tax basis of deferred
          pre-opening costs                             594,359          -
        Other                                           167,392      151,107
                                                     ----------   ----------
                                                      2,571,144      611,594

    Deferred assets

        AMT and excess FICA credits carryforwards       172,580       77,750
        Net operating loss carryforward               1,439,427      258,400
        Other                                           169,830      168,194
                                                     ----------   ----------
                                                      1,781,837      504,344
                                                     ----------   ----------

        Total                                        $  789,307   $  107,250
                                                     ==========   ==========

     The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes" on December 29, 1992, which changed the Company's method of accounting for income taxes to an asset and liability approach. The cumulative effect of this change in method of accounting for income taxes at December 29, 1992, was a benefit of $223,295 (net of valuation allowance of $468,289). The cumulative effect adjustment primarily consists of the recognition of the tax benefit associated with the Company's net operating loss carryforward.

NOTE J - NOTES RECEIVABLE FROM OFFICERS

     During fiscal 1995, four officers of the Company exercised stock options previously granted to them. The officers executed promissory notes payable to the Company as consideration based upon the terms of the grants. Notes receivable due at December 25, 1995 represent promissory notes for these stock options and a loan receivable from an officer. These notes bear interest between 7% to 10% per annum. The stock option notes are collateralized by the common stock issued under the exercise of the options. The total amount of these notes is reflected as a reduction of total stockholders' equity.

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

           DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

NOTE K - BUSINESS SEGMENT INFORMATION

     The Company's business segments in 1995, 1994 and 1993 were restaurant operations and seafood processing. A summary by business segments of sales, operating earnings, identifiable assets, depreciation, amortization, and capital expenditures for 1995, 1994 and 1993 follows.

     Sales and transfers to other segments of the business are made at an approximate market price. Assets not allocated to segments consist principally of cash, miscellaneous receivables, and certain fixed assets.

                                                                   DECEMBER 25, 1995
                                                                (IN THOUSANDS OF DOLLARS)
                                        ------------------------------------------------------------------------
                                                         SEAFOOD
                                        RESTAURANT     PROCESSING        GENERAL
                                        OPERATIONS        PLANT         CORPORATE     ELIMINATIONS      TOTAL
                                        -----------    -----------     -----------    ------------   -----------
        Sales and transfers
          To unaffiliated
            customers                   $    45,719    $     7,884     $         -    $         -    $    53,603
          To other segments                       -          2,275               -         (2,275)             -
                                        -----------    -----------     -----------    -----------    -----------

                                             45,719         10,159               -         (2,275)        53,603

        Operating earnings                    6,473             32               -              -          6,505
        Interest income
          and other revenues                     75              -               -              -             75
        General corporate
          expenses                           (2,626)             -          (1,374)             -         (4,000)
        Interest expense                       (429)             -               -              -           (429)
                                        -----------    -----------     -----------    -----------    -----------

        Earnings before
          income taxes                  $     3,493    $        32     $    (1,374)   $         -    $     2,151
                                        ===========    ===========     ===========    ===========    ===========

        Assets                          $    29,882    $     3,608     $    14,893    $      (518)   $    47,865
                                        ===========    ===========     ===========    ===========    ===========

        Depreciation and
          amortization                  $     1,251    $       120     $        30    $         -    $     1,401
                                        ===========    ===========     ===========    ===========    ===========

        Capital expenditures            $    18,481    $       102     $       189    $         -    $    18,772
                                        ===========    ===========     ===========    ===========    ===========

                                                                     (continued)

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

           DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

NOTE K - BUSINESS SEGMENT INFORMATION - Continued

                                                                   DECEMBER 26, 1994
                                                                (IN THOUSANDS OF DOLLARS)
                                        ------------------------------------------------------------------------
                                                         SEAFOOD
                                        RESTAURANT     PROCESSING        GENERAL
                                        OPERATIONS        PLANT         CORPORATE     ELIMINATIONS      TOTAL
                                        -----------    -----------     -----------    ------------   -----------
        Sales and transfers
          To unaffiliated
            customers                   $    33,735    $     4,511     $         -    $         -    $    38,246
          To other segments                       -          1,456               -         (1,456)             -
                                        -----------    -----------     -----------    ------------   -----------

                                             33,735          5,967               -         (1,456)        38,246

        Operating earnings                    4,693             79               -            (12)         4,760
        Interest income
          and other revenues                    244              -               -              -            244
        General corporate
          expenses                           (2,000)             -          (1,630)             -         (3,630)
        Interest expense                        (40)             -               -              -            (40)
                                        ------------   -----------     -----------    -----------    ------------

        Earnings before
          income taxes                  $     2,897    $        79     $    (1,630)   $       (12)   $     1,334
                                        ===========    ===========     ============   ===========    ===========

        Assets                          $    15,796    $     3,004     $    10,523    $      (797)   $    28,526
                                        ===========    ===========     ===========    ============   ===========

        Depreciation and
          amortization                  $       726    $       108     $        23    $         -    $       857
                                        ===========    ===========     ===========    ===========    ===========

        Capital expenditures            $     5,118    $       139     $       228    $         -    $     5,485
                                        ===========    ===========     ===========    ===========    ===========

                                                                     (continued)

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

           DECEMBER 25, 1995, DECEMBER 26, 1994 AND DECEMBER 27, 1993

NOTE K - BUSINESS SEGMENT INFORMATION - Continued

                                                                     DECEMBER 27, 1993
                                                                (IN THOUSANDS OF DOLLARS)
                                        ------------------------------------------------------------------------
                                                         SEAFOOD
                                        RESTAURANT     PROCESSING        GENERAL
                                        OPERATIONS        PLANT         CORPORATE     ELIMINATIONS      TOTAL
                                        -----------    -----------     -----------    ------------   -----------
        Sales and transfers
          To unaffiliated
            customers                   $    23,800    $     2,626     $         -    $         -    $    26,426
          To other segments                       -            874               -           (874)             -
                                        -----------    -----------     -----------    -----------    -----------

                                             23,800          3,500               -           (874)        26,426

        Operating earnings                    3,204             45               -            (44)         3,205
        Interest income
          and other revenues                    568              -               -              -            568
        General corporate
          expenses                           (1,344)             -          (1,073)             -         (2,417)
        Interest expense                       (194)           (19)              -              -           (213)
                                        -----------    -----------     -----------    -----------    -----------

        Earnings before income
          taxes and cumulative
          effect of accounting
          change                        $     2,234    $        26     $    (1,073)   $       (44)   $     1,143
                                        ===========    ===========     ===========    ===========    ===========

        Assets                          $     8,062    $     2,890     $    13,373    $      (907)   $    23,418
                                        ===========    ===========     ===========    ===========    ===========

        Depreciation and
          amortization                  $       468    $       106     $        10    $         -    $       584
                                        ===========    ===========     ===========    ===========    ===========

        Capital expenditures            $     3,265    $        82     $        37    $         -    $     3,384
                                        ===========    ===========     ===========    ===========    ===========