Form 10-K/A
period 1995-12-25
BAYPORT RESTAURANT GROUP INC
filed 1996-04-23
CIK 356622

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 25, 1995

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to __________________

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

                          COMMON STOCK, $.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

            The Bylaws of the Company currently provide for a Board of Directors divided into three classes with staggered terms of three years. As a result, approximately one-third of the Board is elected each year. The Company's Class III Directors, David J. Connor and Arthur H. Kaplan, will be considered for reelection at the 1996 annual meeting and Class I and Class II Directors will serve until the 1997 and 1998 annual meetings, respectively. See "Contemplated Merger with Landry's Seafood Restaurants, Inc." in Item 12 below. Vacancies occurring in any Class may be filled by the Board of Directors to serve for the remainder of the term of the Class.

            The executive officers of the Company are appointed by the Board of Directors, and serve at the pleasure and under the direction of the Board of Directors.

BOARD OF DIRECTORS

            The following persons presently serve as Directors of the Company:

NAME                        AGE           CLASS    POSITION
- - ----                        ---           -----    --------
David J. Connor              54            III     Chairman of the Board and
                                                   Chief Executive Officer

William D. Korenbaum         40             II     Director and President, Chief
                                                   Operating and Financial
                                                   Officer and Treasurer

Albert A. Clapps             45             II     Director

Arthur H. Kaplan             51            III     Director

Aloysius D. Rossi            70              I     Director

Martin Rudolph               49              I     Director

Thomas Hitchner              44             II     Director

Robert Stetson               45              I     Director

BUSINESS EXPERIENCE

            The following are brief biographies of the Company's Directors:

            DAVID J. CONNOR became a Director of the Company in November 1991, Chief Executive Officer of the Company in April 1993, Vice Chairman of the Company in August 1993 and Chairman in June 1995. Between January 1992 and April 1993, Mr. Connor was a consultant to the Company. From 1977 until November 1992, Mr. Connor served as president and chief operating officer, and as chief executive officer beginning in 1986, of Carrols Corporation, a large franchisee of Burger King Corporation (with more than 170 Burger King Restaurants).

            WILLIAM D. KORENBAUM has been a Director of the Company since 1987. Mr. Korenbaum has served as President and Chief Operating and Financial Officer (December 1987 to the present); Secretary (June 1991 to June 1993); Treasurer (January 1991 to the present); Chief Executive Officer (April 1988 to April
1993); Secretary and Treasurer (July 1985 to December 1987); and Vice President (June 1984 to December 1987). Additionally, from June 1984 until November 1992, Mr. Korenbaum held the following positions with CryoTech Industries, Inc. ("CII"): president, chief executive officer, chief operating officer and a director (December 1987 to November 1992); member of the office of the president (May 1987 to December 1987); and vice president, secretary and treasurer (June 1984 to May 1987).

            ALBERT A. CLAPPS became a Director of the Company in January 1992. Mr. Clapps has been the president, chief executive officer and a director of A.M.L. Development Corporation, a franchisee of five Burger King Restaurants, since 1979.

            ARTHUR H. KAPLAN became a Director of the Company in November 1991 and served as Chairman of the Company's Board of Directors from January 1992 until June 1995. He was a director of CII from January 1992 until November 1992. Mr. Kaplan has been a partner of the law firm of Astor, Weiss, Kaplan & Rosenblum since 1979. Astor, Weiss, Kaplan & Rosenblum performs legal services from time to time on behalf of the Company, for which it is compensated at its normal hourly rates. Mr. Kaplan has also been, since 1975, the president of Ivyridge Investment Corporation, which is engaged in real estate holdings and manufacturing.

            ALOYSIUS D. ROSSI became a Director of the Company in January 1992. Mr. Rossi has been the president of D.B. Rossi Beverage Company, Inc., a beer distributor, located in Hazelton, Pennsylvania, since its incorporation in 1968, and was employed by the predecessors of that company since 1946.

            MARTIN RUDOLPH became a Director of the Company in January 1992. Mr. Rudolph is the managing partner of Rudolph, Palitz, a regional certified public accounting firm. Mr. Rudolph has been a partner of Rudolph, Palitz since 1977.

            ROBERT STETSON became a Director of the Company in June 1993. Mr. Stetson is President-CEO and a director of QSV Properties, Inc., the Managing General Partner of U.S. Restaurant Properties Master L.P., a New York Stock Exchange traded property company. From 1992 to 1993, Mr. Stetson managed the firm Stetson & Associates, investing in and consulting to the restaurant industry. In that capacity, Mr. Stetson was Vice Chairman and interim Chief Financial Officer of Bugaboo Creek Steak House Inc., a NASDAQ traded company. Mr. Stetson continues to serve on the Board of Directors of that company. From 1987 until 1992, Mr. Stetson held senior management positions with subsidiaries of Grand Metropolitan PLC, including President-Retail Division and Chief Financial Officer of Burger King Corporation, and Chief Executive Officer of Pearle Vision. See "Certain Transactions."

            THOMAS HITCHNER became a Director of the Company in October 1993. Mr. Hitchner has been a principal of the investment banking firm of Alex Brown & Sons Incorporated for more than the last four years and an employee of that firm for more than the last five years.

BOARD COMMITTEES

            The Company's Board of Directors has standing Executive, Audit and Compensation Committees.

            The Executive Committee is comprised of Messrs. Connor, Korenbaum and Kaplan. The Executive Committee possesses substantially all of the powers of the Board of Directors and acts as the Board of Directors between Board of Directors meetings.

            The Audit Committee is comprised of Messrs. Rossi, Rudolph and Stetson. The Audit Committee acts as liaison between the Company and its independent certified public accountants.

            The Compensation Committee is comprised of Messrs. Clapps and Kaplan. The Compensation Committee reviews compensation arrangements between the Company and its executive officers and administers the Company's 1985, 1993 and 1995 Stock Option Plans. See "Executive Compensation -- Stock Option Plans."

            The Company's Board of Directors does not have a standing nominating committee.

COMPLIANCE WITH SECTION 16(A)

            Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(d) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the Company's fiscal year ended December 25, 1995 and any Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(I) of Item 405 of Regulation S-K, except as set forth below, no person who at any time during the fiscal year ended December 25, 1995 was a Director, officer or, to the knowledge of the Company, a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by
Section 16(a) of the Exchange Act during the fiscal year ended December 25, 1995. The only late filed forms during fiscal 1995 was a Form 4 for Mr. Hitchner.

EXECUTIVE OFFICERS

NAME                        AGE        POSITION
- - ----                        ---        --------
David J. Connor              54        Chairman and Chief Executive Officer

William D. Korenbaum         40        President, Chief Operating and Financial
                                       Officer and Treasurer

Dennis Snuszka               43        Executive Vice President-Operations

Ruth Stack                   35        Secretary

Anne Catz                    45        Vice President-Marketing

Paul Seidman                 39        Vice President-Food and Beverage

            For biographical information regarding Messrs. Connor and Korenbaum, see "Board of Directors."

            DENNIS SNUSZKA has been Executive Vice President-Operations since July 1993. Prior thereto, he was Vice President-Operations, from November 1991 to July 1993, and Vice President, Food and Beverage, from August 1990 to November 1991. Mr. Snuszka joined the Company as Director of Culinary Standards in February 1989. Prior to joining the Company, Mr. Snuszka was employed for nine years by Multifoods, a diversified food company based in Minneapolis, Minnesota, where he served as its manager of culinary standards and purchasing from October 1987 through February 1989 and as its director of operations during the last year of his employment. In these capacities, Mr. Snuszka was directly responsible for frozen seafood procurement and distribution and supervision of nine full-service seafood restaurants.

            RUTH STACK has served as the Company's Secretary since June 1993. Since joining the Company in June 1988, she has served as administrative assistant to the Company's executive management.

            ANNE CATZ is the Company's Vice President-Marketing. Ms. Catz joined the Company in November 1987. Prior to joining the Company, from 1986 to 1987, Ms. Catz was a regional franchise marketing manager for PCR International, Inc., a large network of computer rental centers, and from 1984 to 1987, was regional field marketing manager of Bojangles of America, Inc., a fast food franchise organization.

            PAUL SEIDMAN has served as the Company's Vice President-Food and Beverage since June 1995. Mr. Seidman joined the Company as Director of Culinary Standards in June 1992. Prior to joining the Company, Mr. Seidman was employed by La Madeleine, Inc., a Dallas-based company involved in the establishment of cafes and bakeries, where he served as Corporate Executive Chef/Product Development Manager.

FAMILY RELATIONSHIPS

            There are no family relationships between or among any of the Directors and executive officers of the Company.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

            The following table sets forth the compensation paid or to be paid to the following persons for services rendered in all capacities to the Company during the fiscal years ended December 25, 1995, December 26, 1994 and December 27, 1993: (i) the Company's Chief Executive Officer during the fiscal year ended December 25, 1995, and (ii) each of the Company's most highly compensated executive officers whose total salary and bonus exceeded $100,000.

                                                                       LONG-TERM
                                                                     COMPENSATION
                                     ANNUAL COMPENSATION                 AWARDS
                            -------------------------------------    ------------     ALL OTHER
NAME                         YEAR        SALARY($)      BONUS($)       OPTIONS(#)  COMPENSATION($)(1)
- - ----                         ----        ---------      --------       ----------  ------------------
David Connor                 1995         281,667        150,000(3)      500,000      219,384
                             1994         255,833         65,000             -0-       67,243
                             1993(2)      187,521        106,875         168,750       22,391

William D. Korenbaum         1995         212,000        150,000(3)      450,000       12,345
                             1994         204,667         52,000             -0-       21,302
                             1993         194,583         95,000         131,250      740,205

Dennis Snuszka               1995         124,269         18,000          25,000        5,100
                             1994         105,000         23,000             -0-       62,888
                             1993          95,461         20,000          37,500        4,200

- - ------------------
(1) All Other Compensation includes participation in group disability and life insurance programs and the use of an automobile and, as to Messrs. Korenbaum and Snuszka, the net value of stock options exercised during 1993 and 1995, respectively. As to Mr. Connor, in 1995, includes payment of $182,024 for the 1995 and 1996 carrying costs of his home in Syracuse, New York pursuant to his employment agreement.

(2) Includes compensation payable to Mr. Connor as a consultant to the Company between January 1993 and April 1993.

(3) Signing bonus received pursuant to employment agreement.

            There are no other arrangements pursuant to which any Director of the Company is or was compensated during the Company's last fiscal year for services as a Director, for committee participation or special assignments. However, Directors are reimbursed for all reasonable out-of-pocket expenses, including but not limited to airfare, hotel accommodations, car rentals and meals incurred by them in connection with conducting business on behalf of the Company. Further, Directors have been granted options to purchase shares of the Company's Common Stock for serving on the Board of Directors. See "Executive Compensation -- Stock Option Plans" for a description of the mandatory annual option grants to non-employee Directors under the 1995 Stock Option Plan.

            Section 162(m) of the Internal Revenue Code generally disallows an income tax deduction to public companies for compensation over $1,000,000 paid in a year to any one of the chief executive officer or the four most highly compensated other executive officers, to the extent that this compensation is not "performance based" within the meaning of Section 162(m). As a result of this limitation, there can be no assurance that all of the compensation paid to the Company's executive officers in the future will be deductible.

OPTION GRANTS TO EXECUTIVE OFFICERS DURING 1995

            The following table sets forth information concerning options granted during the fiscal year ended December 25, 1995 to those persons named in the preceding Summary Compensation Table:

                                                                                  POTENTIAL REALIZABLE
                                                                                  VALUE AT STOCK PRICE
                                                                                    APPRECIATION FOR
                                                % OF                                  OPTION TERM
                          SHARES UNDERLYING     TOTAL   EXERCISE   EXPIRATION   ----------------------
NAME                       OPTIONS GRANTED      OPTIONS   PRICE       DATE         5%          10%
- - ----                      -----------------     -----     -----       ----         --          ---
David Connor                  500,000           37%       $4.00     12/31/99     431,013     928,200

William D. Korenbaum          450,000           33%       $4.00     12/31/99     387,911     835,380

Dennis Snuszka                 25,000            2%       $4.25    12/2/2000      29,355      64,867

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

            The following table sets forth certain information concerning the value of unexercised stock options at the end of the 1995 fiscal year for the individual executive officers named in the Summary Compensation Table:

                                                                                                          VALUE OF
                                                                                                        UNEXERCISED
                                                                            NUMBER OF                  IN-THE-MONEY
                                                                       UNEXERCISED OPTIONS              OPTIONS AT
                         SHARES ACQUIRED                                  AT FY-END (#)                  FY-END($)
NAME                     ON EXERCISE(#)    VALUE REALIZED($)       EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
- - ---------------------------------------------------------------------------------------------------------------------------
David Connor                   0                   -                    231,250/422,500                      - /14,400

William D. Korenbaum           0                   -                    221,250/360,000                      - / -

Dennis Snuszka                 0                   -                     25,000/45,000                       - / -

- - ------------------
(1) Computed based upon the difference between the average of the bid and asked price of the Common Stock at April 19, 1996 ($4.00 per share) and the exercise price. No value has been assigned to options which are not in-the-money.

EMPLOYMENT AGREEMENTS

            Effective April 1, 1995, the Company entered into new employment agreements with Messrs. Conner and Korenbaum. See the Company's Proxy Statement from its 1995 Annual Meeting of Shareholders, dated April 19, 1995 for information regarding the terms of these employment agreements.

            The Company has an employment agreement with Mr. Snuszka which expires June 30, 1997. As compensation for his services to the Company, Mr. Snuszka receives (a) an annual salary of $100,000 plus (b) a bonus based upon performance, in the maximum amount of up to 37 percent of his annual salary. Further, during 1993, Mr. Snuszka was granted options to purchase 37,500 shares of the Company's Common Stock at an exercise price of $5.87 per share (the fair market value on the date of grant). Previously, in 1991, Mr. Snuszka received options to acquire 43,750 shares of the Company's Common Stock at $1.00 per share (the fair market value on the date of grant).

STOCK OPTION PLANS

            The Company has three stock option plans, the 1993 Plan, the 1985 Plan and the 1995 Plan (collectively, the "Plans").

            Pursuant to the 1993 Plan, options to acquire a maximum of 200,000 shares of Common Stock may be granted by the Company to its officers and other key employees. Options to purchase 163,750 shares of Common Stock at exercise prices ranging between $3.00 and $5.87 per share have been granted under the 1993 Plan and are presently outstanding. All options were granted at the fair market value of the Common Stock of the date of grant. Of the options granted under the 1993 Plan, 53,750 are presently exercisable. All options granted to date under the 1993 Plan are "incentive stock options" as defined under Section 422A of the Internal Revenue Code of 1986 (the "Code"). No further options are reserved for future issuance under the 1993 Plan.

            Pursuant to the 1985 Plan, options to purchase 57,500 shares are presently outstanding, at exercise prices ranging from $1.52 to $5.76 (the fair market value on the dates of grant). All options granted under the 1985 Plan are "incentive stock options" under Section 422A of the Code. Of the options presently outstanding under the 1985 Plan, options to purchase 34,250 shares are presently vested. No further options are reserved for future grants of options under the 1985 Plan.

            Pursuant to the 1995 Plan, options to purchase 437,500 shares are outstanding, at exercise prices ranging from $3.13 to $4.50 (the fair market value on the date of grant). Of the options presently outstanding under the 1995 Plan, options to purchase 51,500 shares are presently vested. There remain 386,000 shares of Common Stock reserved for issuance upon the exercise of future options granted under the 1995 Plan. Options may be granted under the 1995 Plan to directors and executive officers of the Company.

            Each of the Plans is administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines which employees will receive options, the number of options to be granted to such employees and the exercise price and term of options granted. The Compensation Committee also interprets the provisions of the Plans and makes all other determinations that it may deem necessary or advisable for the administration thereof. Directors who are members of the Compensation Committee may not receive options under either the 1985 Plan or the 1993 Plan for as long as they serve on the Compensation Committee and may not have received options under either plan during the twelve months immediately preceding their nomination to the Compensation Committee.

            Generally, options granted under the Plans may remain outstanding and may be exercised only so long as the person to whom they were granted remains employed by the Company or a subsidiary thereof, subject to certain exceptions in the case of retirement, involuntary retirement, total and permanent disability and death of an employee.

            Incentive stock options granted under the Plans are subject to the restriction that the aggregate fair market value (determined as of the date of grant) of stock for which an employee may be granted stock options in any calendar year is limited to $100,000 plus the amount of any "unused limit carryover." The term "unused limit carryover" is defined under applicable provisions of the Internal Revenue Code as being equal to one-half of the excess, if any, for each calendar year of $100,000 over the fair market value of stock for which options were granted to the employee in that year, up to a maximum carryover period of three years. Incentive stock options granted in any year will first be applied for this purpose against that year's $100,000 limit and carryovers may only be utilized in the order in which they arose.

            Each Plan provides for appropriate adjustments in the number and type of shares covered by such Plan and options granted thereunder in the event of any reorganization, merger, recapitalization or certain other transactions involving the Company.

            Options are granted annually to each director of the Company who is not otherwise an employee of the Company, under the 1995 Plan. Commencing on April 1, 1995, and on each year thereafter on the same date, each non-employee Director receives options to purchase 5,000 shares of Common Stock. Such options vest immediately on the date of their grant. In addition, each Director that serves on a committee of the Board of Directors receives options to purchase 2,500 shares of Common Stock, and each Director that chairs a committee of the Board of Directors receives options to purchase 1,500 shares of Common Stock. Such options also vest immediately on the date of their grant. These options are intended to compensate such non-employee Directors for their services during the prior fiscal year. The exercise price of these options is the last sale price of the Common Stock on the date of grant.

OPTIONS NOT ISSUED PURSUANT TO PLANS

            The Company has granted options to key employees and directors outside of the Plans. The exercise price for all options granted to date is at least equal to the fair market value of the underlying Common Stock on the date of grant. Options granted are generally exercisable over a three to seven year period. At this date, non-plan stock options to purchase 1,452,750 shares are outstanding, at exercise prices ranging from $1.36 per share to $5.87 per share (the fair market value on the date of grant). Of these outstanding options, options to purchase 565,750 shares are presently exercisable.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information as of March 2, 1996 with respect to any person (including any "group" as that term is used in Item 403 of Regulation S-K) who is known to the Company to be the beneficial owner of more than 5% of the Common Stock and Common Equivalent Shares (taken as a single voting group), with respect to each of the Company's Directors and each of the Company's executive officers included in the Summary Compensation Table, and with respect to the Company's Directors and executive officers as a group. Unless otherwise indicated, the respective holders of shares reflected in the table have sole voting and investment power with respect thereto and own their respective shares directly. As of March 2, 1996, there were issued and outstanding 9,409,923 shares of Common Stock of the Company and 2,673,805 Common Equivalent Shares (aggregating 668,451 shares). Except as noted, the address of each beneficial owner is c/o the Company.

                                           AMOUNT OF
    NAME OF                              AND NATURE OF           APPROXIMATE
BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP    PERCENT OF CLASS(1)
- - ----------------                     --------------------    -------------------
Albert A. Clapps                         151,533  (2)                 1.5
David J. Connor                          412,311  (3)                 4.0
Arthur H. Kaplan                         538,861  (4)                 5.4
William D. Korenbaum                     447,000  (5)                 4.4
Aloysius D. Rossi                        124,842  (6)                 1.2
Martin Rudolph                            66,642  (7)                  *
Robert Stetson                            33,625  (8)                  *
Thomas R. Hitchner                        25,980  (9)                  *
Dennis Snuszka                           104,250  (10)                1.0
Officers and Directors
  of the Company as a Group
  (11 Persons)                         1,962,185  (11)               18.1

Robert Fleming, Inc.
1285 Avenue of the Americas
16th Floor
New York, N.Y. 10009                     835,399  (12)                8.3
- - -----------------------------
 *   Less than 1%.

(1) Based on 10,078,374 shares outstanding, plus, as to each person, the exercise of their currently exercisable options and options becoming exercisable within the next 60 days.

(2) Includes 24,500 shares which may be acquired on the exercise of currently exercisable options. Does not include 3,000 shares which may be acquired upon the exercise of options which are not yet exercisable or to become exercisable within 60 days after the date hereof.

(3) Includes 253,750 shares which may be acquired upon the exercise of currently exercisable options. Does not include 400,000 shares which may be acquired upon the exercise of options which are not yet exercisable or to become exercisable within 60 days after the date hereof.

(4) Includes shares beneficially owned by the Hirsh Family Trust (the "Trust"). Mr. Kaplan serves as one of three trustees of the Trust and, as such, under federal securities laws shares the power to vote and dispose of securities held by the Trust. Mr. Kaplan otherwise disclaims beneficial ownership over securities owned by the Trust. Includes 58,000 shares which may be acquired on the exercise of currently exercisable options. Does not include 22,500 shares which may be acquired upon the exercise of options which are not yet exercisable or to become exercisable within 60 days after the date hereof.

(5) Includes 241,250 shares which may be acquired upon the exercise of currently exercisable options. Does not include 360,000 shares which may be acquired upon the exercise of options which are not yet exercisable or to become exercisable within 60 days after the date hereof.

(6) Includes 24,500 shares which may be acquired upon the exercise of currently exercisable options or options which will become exercisable within the next 60 days. Does not include 3,000 shares which may be acquired upon the exercise of options which are not yet exercisable or to become exercisable within 60 days after the date hereof.

(7) Includes 27,500 shares which may be acquired upon the exercise of currently exercisable options or options which will become exercisable within the next 60 days. Does not include 3,000 shares which may be acquired upon the exercise of options which are not yet exercisable or to become exercisable within 60 days after the date hereof.

(8) Includes 18,000 shares which may be acquired upon the exercise of currently exercisable options or options which will become exercisable within the next 60 days. Does not include 4,500 shares which may be acquired upon the exercise of options which are not yet exercisable or to become exercisable within 60 days after the date hereof.

(9) Includes 13,000 shares which may be acquired upon the exercise of currently exercisable options or options which will become exercisable within the next 60 days. Does not include 4,500 shares which may be acquired upon exercise of options which are not yet exercisable or to become exercisable within 60 days after the date hereof.

(10) Includes 25,000 shares which may be acquired upon the exercise of currently exercisable options. Does not include 45,000 shares which may be acquired upon exercise of options which are not yet exercisable or to become exercisable within 60 days after the date hereof.

(11) See Notes 1 through 10.

(12) Information obtained from the Schedule 13G filed on February 14, 1996.

CONTEMPLATED MERGER WITH LANDRY'S SEAFOOD RESTAURANTS, INC.

            On April 18, 1996, the Company entered into a merger agreement (the "Merger Agreement") with Landry's Seafood Restaurants, Inc., a Delaware corporation ("Landry's"), pursuant to which Landry's will issue .2105 shares of its common stock, $.01 par value per share ("Landry's Common Stock"), for each share of the Company's outstanding Common Stock (the "Exchange Ratio") (the "Merger"). The Exchange Ratio is subject to change if Landry's Common Stock on the NASDAQ-National Market System exceeds $22 per share or falls below $15 per share and under certain other circumstances. Additionally, shares of the Company's outstanding Series B Convertible preferred stock, $.01 par value per share, will be converted into shares of a newly created Landry's preferred stock, $.01 par value per share, on the same terms and at the same Exchange Ratio as the respective shares of common stock.

            The closing of the Merger is subject to the approval of the shareholders of the Company, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other conditions set forth in the Merger Agreement.

            Simultaneously with the execution of the Merger Agreement, Landry's and the Company entered into a funding agreement, whereby Landry's agreed to provide $11 million of funding to the Company to pay construction costs relating to the Company's restaurants which are currently under development.

            Further information regarding the terms of the agreements described above will be contained in a Current Report on Form 8-K to be filed by the Company on or before May 3, 1996.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MESSRS. CLAPPS AND ROSSI

            Fast Food Properties II ("FFP") is the owner of the facilities housing the Company's Miami restaurant, including the fixtures therein. FFP sub-leases the land and leases the facilities and fixtures to the Company at an annual rental of $220,000, plus 8.5% of annual sales of the Miami restaurant in excess of $3,900,000. The Company was the direct lessee under the ground lease until it assigned its interests in the ground lease to FFP in January 1992. During the first quarter of 1996 and for the 1995 fiscal year, the rent paid or payable by the Company under the FFP Lease was approximately $55,108 and $220,434, respectively. Messrs. Clapps and Rossi are among the limited partners of FFP. The lease on the facilities expires in 2017.

            The Company believes that its arrangement with FFP is on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

LOANS TO MESSRS. KORENBAUM AND CONNOR

            Mr. Korenbaum owes approximately $297,036 to the Company which he borrowed pursuant to the provisions of his employment agreement with the Company (to exercise certain stock options). This loan is evidenced by two promissory notes, both of which mature on June 30, 1997. These notes bear interest at a rate of 7% per annum.

            Mr. Connor owes approximately $179,000 to the Company. These loans are evidenced by (i) a $125,000 principal amount promissory note which matures on April 11, 1998 and bears interest at a rate of prime plus 1/2% per annum; and
(ii) a $53,928 principal amount promissory note which matures on April 10, 1997 and bears interest at a rate of 7% per annum.

TRANSACTIONS WITH U.S. RESTAURANT PROPERTIES MASTER L.P.

            U.S. Restaurant Properties Master L.P. ("U.S. Restaurant") is the owner of the facilities housing the Company's Jupiter, Florida restaurant.
On January 1, 1996, the Company began paying rent of $30,000 per month on such facility. Mr. Stetson is the President-CEO and a director of QSV Properties, Inc., the managing general partner of U.S. Restaurant.

            The Company believes that the arrangement with U.S. Restaurant is on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

PERFORMANCE GRAPH

            The following graph compares the total return on the Company's Common Stock with the cumulative total return on the Nasdaq Stock Market (US Companies) Index and the Standard & Poors Restaurant Index for the last five years, based on an investment of $100 beginning December 1990.

                              [INSERT "GRAPH" HERE]

- - --------------------------------------------------------------------------------
                    DEC-90    DEC-91   DEC-92    DEC-93    DEC-94    DEC-95
- - --------------------------------------------------------------------------------
Bayport              $100      114      429        571       343       464
- - --------------------------------------------------------------------------------
Nasdaq Stock         $100      161      187        214       210       297
Market (US
Companies)
Index
- - --------------------------------------------------------------------------------
S & P Restaurant     $100      135      173        202       201       302
Index
- - --------------------------------------------------------------------------------

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bayport Restaurant Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Miami, Florida on the 23 day April, 1996.

                                     BAYPORT RESTAURANT GROUP, INC.

                                     By: /s/ DAVID J. CONNOR
                                        ----------------------------------------
                                        David J. Connor, Chief Executive Officer