Form 10-Q
period 1996-03-25
BAYPORT RESTAURANT GROUP INC
filed 1996-05-14
CIK 356622

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(MARK ONE)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
[X]                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 25, 1996

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
[ ]                  OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                           COMMISSION FILE NO. 0-10717

                         BAYPORT RESTAURANT GROUP, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           FLORIDA                                              59-1827559
- ----------------------------                              ----------------------
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
      OF INCORPORATION                                    IDENTIFICATION NUMBER)
      OR ORGANIZATION)

         4000 HOLLYWOOD BOULEVARD; SUITE 695-S; HOLLYWOOD, FLORIDA 33021
         ---------------------------------------------------------------
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES        ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (954) 967-6700

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR AT LEAST THE PAST 90 DAYS.

                                YES [X]  NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

9,655,599 SHARES OF COMMON STOCK, $.001 PAR VALUE AS OF MAY 7, 1996

                                      INDEX

PART I.    FINANCIAL INFORMATION                                        PAGE NO.
                                                                        --------
Item 1     Financial Statements

           Consolidated Statements of Earnings for                        3
           the three months ended March 25, 1996 and March 27, 1995

           Consolidated Balance Sheets as of                              4 - 5
           March 25, 1996 and December 25, 1995

           Consolidated Statements of Cash Flows for                      6 - 7
           the three months ended March 25, 1996
           and March 27, 1995

           Notes to Consolidated Financial Statements                     8

Item 2     Management's Discussion and Analysis of                        9 - 12
           the Financial Condition and Results of
           Operations

PART II.   OTHER INFORMATION                                            PAGE NO.
                                                                        --------
Item 1     Litigation                                                     13

Item 2     Changes in Securities                                          13

Item 3     Defaults Upon Senior Securities                                13

Item 4     Submission of Matters to a Vote
           of Securities-Holders                                          13

Item 5     Other Information                                              13

Item 6     Exhibits and Reports on Form 8-K                               13

           Signature Page                                                 14

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

          FOR THE THREE MONTHS ENDED MARCH 25, 1996 AND MARCH 27, 1995

                                   (UNAUDITED)

                                                                     March 25,     March 27,
                                                                       1996          1995
                                                                    -----------   -----------
Revenues
            Restaurant Sales                                        $16,741,957   $10,742,385
            Processing Plant Sales                                    1,509,274     1,655,018
            Interest and other                                           16,581        31,543
                                                                    -----------   -----------

                                    Total Revenues                   18,267,812    12,428,946

Costs and expenses
            Cost of sales                                             5,496,990     3,741,670
            Payroll and related expenses                              4,328,645     2,442,373
            Other operating expenses                                  2,679,469     1,749,925
            Occupancy and equipment                                   1,534,295       911,649
            Processing plant cost of sales and operating expenses     1,621,666     1,688,900
            Restaurant opening expenses                                 559,189        99,250
            General and administrative                                1,342,569       894,056
            Interest expense                                            215,476             0
                                                                    -----------   -----------
                                    Total costs and expenses         17,778,299    11,527,823
                                                                    -----------   -----------

                                    Earnings before income taxes        489,513       901,123

Provision for income taxes                                              166,434       306,382
                                                                    -----------   -----------

                                    NET EARNINGS                    $   323,079   $   594,741
                                                                    ===========   ===========

Earnings per common share

            Net earnings                                            $      0.03   $      0.06
                                                                    ===========   ===========

Weighted average number of                                           10,363,553    10,400,650
 shares outstanding                                                 ===========   ===========

         The accompanying notes are an integral part of these statements


                 Bayport Restaurant Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                      March 25, 1996 and December 25, 1995
                                   (Unaudited)

                                     ASSETS

                                                            March 25,    December 25,
                                                               1996          1995
                                                           ----------    ------------
CURRENT ASSETS
            Cash and cash equivalents                      $   467,950   $ 1,073,017
            Investments In Marketable Securities                     0       300,000
            Accounts receivable                              3,419,344     1,918,081
            Inventories                                      4,072,156     5,461,381
            Prepaid expenses and other current assets          651,929       735,648
            Deferred Pre-opening costs                       1,838,314     1,928,078
                                                           -----------   -----------
                                    Total current assets    10,449,693    11,416,205

PROPERTY AND EQUIPMENT - AT COST,
            less accumulated depreciation                   39,082,597    34,010,527

OTHER ASSETS
            Notes Receivable                                   125,000       125,000
            Deposits                                           645,535       525,698
            Other                                            1,713,616     1,687,351
            Goodwill                                            98,564       100,026
                                                           -----------   -----------

                                    Total other assets       2,582,715     2,438,075
                                                           -----------   -----------
                                    TOTAL ASSETS           $52,115,005   $47,864,807
                                                           ===========   ===========

         The accompanying notes are an integral part of these statements

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 25, 1996 AND DECEMBER 25, 1995
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 March 25,      December 25,
                                                                    1996            1995
                                                                 -----------    -------------
CURRENT LIABILITIES

            Current maturities of long-term
              obligations                                       $ 18,007,401    $  2,283,576
            Due to related parties                                    94,332          94,332
            Accounts payable                                       6,369,513       5,521,837
            Accrued liabilities                                    1,879,745         759,042
                                                                ------------    ------------

                                    Total current liabilities     26,350,991       8,658,787

LONG-TERM OBLIGATIONS                                                796,499      14,680,446

DUE TO RELATED PARTIES                                             1,139,862       1,155,586

DEFERRED INCOME TAXES                                                955,741         789,307

STOCKHOLDERS' EQUITY
            Preferred stock - authorized and issued
              15,000,000 shares of $.01 par value;
              issued and outstanding 2,136,499 shares at
              March 25, 1996 and 2,293,999 shares
              at December  25, 1995                                   21,365          22,940
            Common stock - authorized 50,000,000
              shares of $.001 par value; issued
              9,655,599 shares at March  25, 1996
              and 9,600,568 at December  25, 1995                      9,656           9,602
            Paid in capital                                       22,126,779      22,113,189
            Retained earnings                                      1,142,798         819,719
                                                                ------------    ------------
                                                                  23,300,598      22,965,450
            Notes receivable from
              officers                                              (428,686)       (384,769)
                                                                ------------    ------------

            Total stockholders' equity                            22,871,912      22,580,681
                                                                ============    ============
            Total Liabilities & Stockholders'
            Equity                                              $ 52,115,005    $ 47,864,807
                                                                ============    ============

         The accompanying notes are an integral part of these statements

                 BAYPORT RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 25, 1996 AND MARCH 27, 1995
                                   (UNAUDITED)

                                                                           March 25,     March 27,
                                                                             1996          1995
                                                                         -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
            Net income                                                   $    323,07    $   594,741
                                    Increase in deferred tax liability       166,434        271,182
                                    Depreciation of property,
                                      plant and equipment                    368,047        276,255
                                    Amortization of intangible
                                      assets                                  12,511         11,952
                                    Recognition of deferred
                                      income                                    --             --
            Adjustments to reconcile net
              earnings to net cash provided
              by (used in) operating activities
                                    (Increase) decrease in
                                      accounts receivable                 (1,501,263)       310,422
                                    (Increase) in inventories              1,389,225        279,538
                                    (Increase) decrease in
                                      prepaid expenses                        83,719       (231,521)
                                    (Decrease) in accounts payable
                                      and accrued expenses and
                                      restructuring                        1,968,379        800,300
                                    (Increase) in deposits, goodwill
                                      and other assets                      (144,640)        97,506
                                    Decrease in deferred
                                      pre-opening costs                       89,764        (37,529)
                                                                         -----------    -----------

                                    Net Cash provided by
                                      operating activities                 2,755,255      2,372,846
CASH FLOWS FROM INVESTING ACTIVITIES
            Additions to property, plant and
              equipment                                                   (5,491,618)    (3,015,914)
            Proceeds from maturity of
              marketable securities                                          293,859      3,678,109
                                                                         -----------    -----------
                                    Net Cash used in
                                      investing activities               $(5,197,759)   $   662,195

         The accompanying notes are an integral part of these statements

                 Bayport Restaurant Group, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CON'T

          For the Three Months Ended March 25, 1996 and March 27, 1995

                                   (Unaudited)

                                                                 March 25,         March 27,
                                                                   1996              1995
                                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES

            Principal borrowings of Long-Term Debt             $  2,294,401
            Principal payments of debt                             (470,564)      (2,766,811)
            Proceeds from issuance of Stock                          13,600               --

            Net cash used in financing activities                 1,837,437       (2,766,811)

            Increase (decrease) in cash and
              cash equivalents                                    (605,067)          268,230

Cash and cash equivalents at
  beginning of the period                                         1,073,017          404,513
                                                               ------------      -----------
Cash and cash equivalents at end
  of the period                                                $    467,950      $   672,743
                                                               ============      ===========
Supplemental disclosures of cash flow
     information
            Cash paid during the period for
              interest                                         $    286,937      $    62,983
                                                               ============      ===========

         The accompanying notes are an integral part of these statements

                 Bayport Restaurant Group, Inc. and Subsidiaries

                              BASIS OF PRESENTATION

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE ATTAINED FOR THE ENTIRE PERIOD. IN THE OPINION OF THE COMPANY, THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ACCRUALS) NECESSARY TO PRESENT FAIRLY THE CONSOLIDATED FINANCIAL POSITION AS OF MARCH 25, 1996 AND DECEMBER 25, 1995 AND RESULTS OF OPERATIONS AND CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 25, 1996 AND MARCH 27, 1995. FOR A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND FOR ADDITIONAL FINANCIAL INFORMATION, SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 25, 1995 ("FORM 10-K").

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Merger with Landry's Seafood Restaurants, Inc.

On April 18, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Landry's Seafood Restaurants Inc. ("Landry's") and Landry's Acquisition Corp. The closing of the merger contemplated by the Merger Agreement (the "Merger") is subject to various closing conditions, including the receipt of shareholder approval of the Company's shareholders. For a description of the terms of the Merger Agreement, see the Company's Current Report on Form 8-K (the "Form 8-K") filed on May 1, 1996.

On April 18, 1996, the Company entered into a loan agreement (the "Loan Agrement") with Landry's pursuant to which Landry's agreed to loan the Company up to $11.0 million (the "Loan") to finance the continued construction of four restaurants. For a description of the terms of the Loan, see the Form 8-K.

On May 8, 1996, Landry's filed a registration statement on Form S-4 (the "Registration Statement") in connection with the transactions contemplated by the Merger Agreement. The Registration Statement includes the form of Proxy Statement which, when the Registration Statement becomes effective, will be mailed to the Company's shareholders for use used in connection with the Company's Special Meeting of Shareholders to be held for the purpose of voting on the Merger Agreement.

NOTE 2 - Change in Status of Debt Obligation

The Company is presently in violation of certain covenants contained in its credit agreements with certain lenders. See Note D to Notes to Consolidated Financial Statements for the year ended December 25, 1995 for a description of debt due to financial institutions. All covenants have been waived through the end of 1996 so long as the Merger Agreement remains in effect and all required payments of interest are made. However, due to this violation, current maturities of long term debt includes $15,723,825 of debt due to financial institutions.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1995. This Quarterly Report on Form 10-Q contains certain forward looking statements which involve risks and uncertainties. The Company's actual results could differ from the results anticipated herein.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio at March 25, 1996 was approximately .4 to 1. The decrease from a current ratio of 1.3 to 1 at December 25, 1995 to .4 to 1 at March 25, 1996 is due to the continued use by the Company of its available resources in connection with its restaurant expansion program and the inclusion at March 25, 1996 of certain amounts due to financial institutions in current liabilities. See Note 2 to Notes to Consolidated Financial Statements.

The increase in accounts receivables of $1.5 million and the $1.3 million decrease in inventory from the end of December 1995 to the end of March 1996 is primarily attributable to a change subsequent to year end in the manner in which the Company purchases its seafood commodity requirements. Prior to year end, the Company purchased its seafood commodities and shipped them to various food distributors which would then service the Company's restaurants in different markets. Under this agreement, the Company retained title to the inventory and the distributor charged the Company a nominal fee for shipping and handling. Subsequent to year end, the Company's distributors have begun to purchase seafood commodities from the Company as needed to service the Company's restaurants. Under the new arrangement, the distributor obtains title to the inventory and then resells it to the Company based on orders from the Company's restaurants, relieving the Company of the burden of tracking and monitoring its distributors' inventory for shrinkage and theft. This arrangement, in turn, creates a receivable due to the Company and reduces the Company's inventory.

The increase in property, plant, and equipment from December 25, 1995 to March 25, 1996 principally results from the development of two restaurants opened during the first quarter of 1996 and the construction in progress of four new restaurants. At the present time, the Company has four restaurants under construction and leases for an additional three restaurant sites on which construction has not yet commenced.

The increase in accounts payable and accrued liabilities from period to period was primarily due to the construction in progress of four new restaurants during the period and the additional expenses incurred in connection with the operation of the two new restaurants opened by the Company during 1996.

Effective December 14, 1994, Bayport and certain of its subsidiaries (the "Subsidiaries") entered into a Revolving Credit and Term Loan Agreement (the "Credit Agreement") with The First National Bank of Boston, as Agent, and with the First National Bank of Boston and Capital Bank, as "Lenders". In accordance with the Credit Agreement, the Lenders granted to Bayport a credit facility in the amount of $14.0 million. The credit facility is for a term of seven years and is structured in two parts: (i) for the first three years, the facility is structured as a revolving loan; (ii) at the end of three years, so long as Bayport is not then in default under the Credit Agreement, Bayport may convert the amount then due and payable to the Lenders into a term loan payable in quarterly principal installments over an additional four year period. Bayport pays interest on the loans at the Bank's "Base Rate", as announced from time to time, plus one-half percent (.5%). Interest is payable monthly. Bayport is also obligated to pay the following fees to the Lenders: (i) a commitment fee equal to 3/8 of one percent on the unused portion of the revolving loan; and (ii) a fee for early termination of the revolving portion of the credit facility (waived in connection with the Merger Agreement). Bayport is presently in violation of certain covenants contained in the Credit Agreement, but has recieved a waiver of these covenants for the period that the Merger Agreement is in effect. See Note 2 to Notes to Consolidated Financial Statements.

In June 1995, Bayport entered into an agreement to cap at 14% interest on a $7.0 million portion of the debt due to the Lenders until January 31, 1998. Bayport paid a fee of $14,000 in connection with this agreement.

In February 1996, the Lenders agreed to increase the credit facility from $14.0 million to $16.0 million on the same terms and conditions as the Credit Agreement. As of May 9, 1996, $15,791,662 was outstanding under the Credit Agreement.

Additionally, on December 15, 1995, Bayport and each of its wholly-owned subsidiaries, and Capital Bank entered into a Revolving Credit Agreement whereby Capital Bank agreed to advance up to $2.0 million to Bayport, as determined by a borrowing base of 80% of Bayport's seafood commodity inventory which is located at a bonded warehouse in Jacksonville, Florida. The unpaid balance bears interest at the rate of 1% over the prime rate as set forth from time to time in The Wall Street Journal and is payable monthly. As of May 9, 1996, $1,850,000 was outstanding under this facility.

On April 18, 1996, the Company entered into the Loan Agreement with Landry's to borrow up to $11.0 million to pay costs to complete construction of four restaurants. If the Merger is not completed, Bayport will have 120 days to repay the funds borrowed from Landry's. If funding cannot be obtained, Landry's has the obligation to convert the Loan into the ownership of the five restaurants which collateralize the Loan. Additionally, if the Merger were not to be completed, Bayport might become obligated to pay a termination fee, which would be due six months after the termination of the Merger Agreement. See Note 1 to Notes to Consolidated Financial Statements.

Bayport believes that if the Merger is not completed, it will need approximately $16.0 million to complete its 1996 expansion program, which includes repayment of the $11.0 million being loaned to Bayport by Landry's pursuant to the Loan Agreement. The failure to obtain this required funding would likely cause Bayport to lose the five restaurants collaterizing the Loan and to have to curtail its restaurant expansion program. Bayport is also currently obligated on leases for three restaurant sites as to which it has not yet commenced construction of new restaurants.

If the Merger is not completed, Bayport will most likely seek to raise the capital which it requires for restaurant expansion and to repay debt through sales of equity securites of Bayport (or debt securities convertible into equity securities of Bayport). Issuances of these securities would likely be at substantial discounts to current market and would likely substantially dilute the interest of Bayport's existing equity holders. If capital cannot be obtained in this manner, Bayport will seek alterntive types of financing, such as build-to-suits, sale leasebacks, or joint ventures. There can be no assurance that any financing will be available to Bayport for any or all of these purposes. No funding has been committed at this date. The failure to obtain the required funding would likely have a material adverse effect on Bayport's operations, financial position and results of operations.

                              RESULTS OF OPERATIONS

Total revenues for the quarter ended March 25, 1996 were $18,276,812, which represents an increase of 47% over total revenues of $12,428,946 for the quarter ended March 27, 1996. The increase in revenues from period to period is attributable to revenues from five Crab Houses and two Capt. Crab's Take-Aways opened in 1995 and two Crab House Restaurants opened during the first quarter of 1996. Same store sales for restaurants open during both the first quarter of 1995 and 1996 were down approximately 2%. This reduction in same store sales from period to period was primarily due to the impact on restaurant sales of the severe winter during the first quarter of 1996 and to the impact on existing restaurants of having opened opening of three new restaurants during 1995 and 1996 in markets where the Company already had restaurants in operation.

Cost of sales as a percentage of restaurant sales declined by 2%, from 34.8% for the quarter ended March 27, 1995 to 32.8% for the quarter ended March 25, 1996. The decrease in cost of sales is primarily attributable to an overall reduction in seafood commodity costs.

During 1995, the Company opened three restaurants in hotels (Gulfport, Biloxi and Singer Island). The Company's operational costs of these restaurants are substantially higher than the Company's other restaurants, due to the other services (banquet and room service) provided at these restaurants. The operating profits, if any, from these restaurants will tend to be lower than has historically been the case in the Company's restaurants, despite lower costs of sales at these facilities.

Payroll and related expenses increased significantly from 1995 to 1996, both in actual dollars and as a percentage of total revenues and restaurant sales. Payroll increased as a result of increased labor costs in the Company's new restaurants, particularly in those restaurants which are attached to hotels. Overall, Operating Expenses (Payroll and Related Other Operating Expenses and Occupancy and Related Expenses) increased significantly, both in actual dollars and as a percentage of total revenues and restaurants sales (although Other Operating Expenses decreased slightly as a percentage of Restaurant Sales). These costs increased as a result of the opening of five Crab House Restaurants and two Capt. Crab's Take-Aways in 1995 and the opening of two Crab Houses in the first quarter of 1996. Operating Expenses as a percentage of Restaurant Sales increased to 51% for the quarter ended March 25, 1996, compared to 47.5% for the same period in 1995. Additionally, the Company's two new take-out restaurants in Maryland have been operating at a loss in their initial operating phase.

Restaurant opening expenses increased significantly during the first quarter of 1996 to $559,189, compared to $99,250 for the same period in 1995. The increase in restaurant opening expenses is directly attributable to the opening of the new restaurants discussed above.

General and Administrative Expenses were $1,342,569 for the quarter ended March 25, 1996 compared to $894,056 for the quarter ended March 27, 1995. The increase is primarily attributable to the addition of administrative and operations personnel and office space to handle the Company's restaurant expansion program. General and Administrative Expenses as a percentage of total revenues were 7.3% for the first quarter of 1996, compared to 7.2% for the first quarter of 1995

Interest expense for the quarter ended March 25, 1996 was $215,476 compared to the same quarter in 1995 which had no interest expence. Interest expense is a result of borrowings used to fund the Company's restaurant expansion program.

The Company' seafood processing operation lost $112,392 for the first quarter of 1996, compared to a loss of $33,882 for the first quarter of 1995.

As a result of the above, net earnings were down by $271,662 from $594,741 for the quarter ended March 27, 1995 to $323,079 for the quarter ended March 25, 1996.

                           PART II - OTHER INFORMATION

Item 1.                 LITIGATION

                        Not applicable.

Item 2.                 CHANGES IN SECURITIES

                        Not applicable.

Item 3.                 DEFAULTS UPON SENIOR SECURITIES

                        Not applicable.

Item 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES-HOLDERS

                        None.

Item 5.                 OTHER INFORMATION

                        None.

Item 6.                 EXHIBITS AND REPORTS ON FORM 8-K

            (A)         Exhibits

                        1. Agreement and Plan of Merger (incorporated by
                           reference from the Form 8-K).

                        2. Loan Agreement (incorporated by reference from the
                           Form 8-K).

            (B)         Reports of Form 8-K
                        The Registrant filed a Current Report on Form 8-K on May 1, 1996 reporting that the Company had entered into the Merger Agreement and the Loan Agreement.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BAYPORT RESTAURANT GROUP, INC.

SIGNATURE                        TITLE                          DATE
- ---------                        -----                          ----

/s/ WILLIAM D. KORENBAUM         President, Chief               May 14, 1996
    -----------------------      Chief Financial and
    William D. Korenbaum         Operating Officer


/s/ DAVID J. KIRINCIC            Controller and Chief
    -----------------------      Accounting Officer             May 14, 1996
    David J. Kirincic