Form 10-Q
period 1996-06-24
BAYPORT RESTAURANT GROUP INC
filed 1996-08-08
CIK 356622

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 24, 1996

                                       OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO _____________

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

                               YES   X          NO ______

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

     9,871,940 SHARES OF COMMON STOCK, $.001 PAR VALUE AS OF AUGUST 6, 1996

                                      INDEX

PART I.           FINANCIAL INFORMATION                                PAGE NO.

Item 1   Financial Statements

                  Consolidated Statements of Earnings for                 3
                  the three months ended June 24, 1996 and June 25, 1995

                  Consolidated Statements of Earnings for                 4
                  the six months ended June 24, 1996 and
                  June 26, 1995

                  Consolidated Balance Sheets as of                     5 - 6
                  June 24, 1996 and December 25, 1995

                  Consolidated Statements of Cash Flows for             7 - 8
                  the six months ended June 24, 1996
                  and June 26, 1995

                  Notes to Consolidated Financial Statements              9

Item 2   Management's Discussion and Analysis of                       10 - 12
         the Financial Condition and Results of Operations

PART II.          OTHER INFORMATION                                    PAGE NO.

Item 1   Litigation                                                      13

Item 2   Changes in Securities                                           13

Item 3   Defaults Upon Senior Securities                                 13

Item 4   Submission of Matters to a Vote of Securities-Holders           13

Item 5   Other Information                                               13

Item 6   Exhibits and Reports on Form 8-K                                13

                           Signature Page                                15

                 Bayport Restaurant Group, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

           For the Three Months Ended June 24, 1996 and June 26, 1995

                                   (Unaudited)

                                                                                            JUNE 24,               JUNE 26,
                                                                                              1996                   1995
                                                                                         ------------           ------------
Revenues
         Restaurant Sales                                                                $ 18,104,270           $ 11,564,029
         Processing Plant Sales                                                             2,001,094              1,746,023
         Interest and other                                                                    11,264                 24,247
                                                                                         ------------           ------------
                           Total Revenues                                                $ 20,116,628           $ 13,334,299

Costs and expenses
         Cost of sales                                                                      5,920,058              4,075,682
         Payroll and related expenses                                                       4,859,787              2,830,222
         Other operating expenses                                                           2,881,068              1,745,769
         Occupancy and related expenses                                                     1,505,443                893,357
         Processing plant cost of sales and operating expenses                              2,286,415              1,869,209
         Restaurant opening expenses                                                          655,110                116,460
         General and administrative                                                         1,331,035              1,186,883
         Interest expense                                                                     410,442                    -0-
                                                                                         ------------           ------------
                           Total costs and expenses                                        19,849,358             12,717,582
                                                                                         ------------           ------------

                           Earnings before income taxes                                       267,270                616,717

Provision for income taxes                                                                     90,872                209,684
                                                                                         ------------           ------------

                           NET EARNINGS                                                       176,398                407,033
                                                                                         ============           ============

Earnings per common share and common share equivalents                                           0.02                   0.04
                                                                                         ============           ============

Weighted average number of                                                                 10,340,452             10,394,571
 shares outstanding                                                                      ============           ============


         The accompanying notes are an integral part of these statements

                 Bayport Restaurant Group, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

            For the Six Months Ended June 24, 1996 and June 26, 1995

                                   (Unaudited)

                                                                              JUNE 24,                  JUNE 26,
                                                                                1996                      1995
                                                                           ------------              ------------
Revenues
         Restaurant Sales                                                  $ 34,846,227              $ 22,306,414
         Processing Plant sales                                               3,510,368                 3,401,041
         Interest and other                                                      27,845                    55,790
                                                                           ------------              ------------

                           Total Revenues                                  $ 38,384,440              $ 25,763,245

Costs and expenses
         Cost of sales                                                     $ 11,417,048              $  7,817,352
         Payroll and related expenses                                         9,188,432                 5,272,595
         Other operating expenses                                             5,560,537                 3,392,422
         Occupancy and related expenses                                       3,039,738                 1,805,006
         Processing Plant cost of sales and operating expenses                3,908,081                 3,633,109
         Restaurant opening expenses                                          1,214,299                   215,710
         General and administrative                                           2,673,604                 2,109,211
         Interest expense                                                       625,918                       -0-
                                                                           ------------              ------------

                           Total costs and expenses                        $ 37,627,657              $ 24,245,405
                                                                           ------------              ------------

                           Earnings before income taxes                         756,783                 1,517,840

Provision for income taxes                                                      257,306                   516,066
                                                                           ------------              ------------

         NET EARNINGS                                                      $    499,477              $  1,001,774
                                                                           ============              ============

Earnings per common share and common share equivalents                             0.05                      0.10
                                                                           ============              ============

Weighted average number of                                                   10,352,004                10,387,899
 shares outstanding                                                        ============              ============


         The accompanying notes are an integral part of these statements

                 Bayport Restaurant Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                       June 24, 1996 and December 25, 1995
                                   (Unaudited)

                                     ASSETS

                                                                              JUNE 24,               DECEMBER 25,
                                                                                1996                     1995
                                                                           ------------              ------------
CURRENT ASSETS
         Cash and cash equivalents                                         $     92,636              $  1,073,017
         Investments In Marketable Securities                                       -0-                   300,000
         Accounts receivable                                                  3,126,408                 1,918,081
         Inventories                                                          2,815,490                 5,461,381
         Prepaid expenses and other current assets                            1,155,294                   735,648
         Deferred Pre-opening costs                                           2,203,041                 1,928,078
                                                                           ------------              ------------

         Total current assets                                                 9,392,869                11,416,205

PROPERTY AND EQUIPMENT - AT COST,
         less accumulated depreciation                                       46,433,944                34,010,527

OTHER ASSETS

         Note Receivable                                                        125,000                   125,000
         Deposits                                                               671,103                   525,698
         Other                                                                2,121,791                 1,687,351
         Goodwill                                                                97,101                   100,026
                                                                           ------------              ------------

                           Total other assets                                 3,014,995                 2,438,075
                                                                           ------------              ------------

                           TOTAL ASSETS                                      58,841,808                47,864,807
                                                                           ============              ============


         The accompanying notes are an integral part of these statements

                 Bayport Restaurant Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                       June 24, 1996 and December 25, 1995
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              JUNE 24,               DECEMBER 25,
                                                                                1996                     1995
                                                                           ------------              ------------
CURRENT LIABILITIES

         Current maturities of long-term
           obligations (Note 2)                                            $ 23,468,159              $  2,283,576
         Due to related parties                                                  94,332                    94,332
         Accounts payable                                                     7,521,549                 5,521,837
         Accrued liabilities                                                  1,725,681                   759,042
                                                                           ------------              ------------

                           Total current liabilities                         32,809,721                 8,658,787

LONG-TERM OBLIGATIONS                                                           735,486                14,680,446

DUE TO RELATED PARTIES                                                        1,116,279                 1,155,586

DEFERRED INCOME TAXES                                                         1,046,613                   789,307

STOCKHOLDERS' EQUITY
         Preferred stock - authorized and issued 15,000,000 shares
           of $.01 par value; issued and outstanding 2,026,249 shares
           at June 24, 1996 and 2,293,999 shares at December 25, 1995            20,262                    22,940
         Common stock - authorized 50,000,000
           shares of $.001 par value; issued and outstanding
           9,705,784 at June 24, 1996 and 9,600,568 shares
           at December 25, 1995                                                   9,706                     9,602

         Paid in capital                                                     22,220,129                22,113,189

         Retained earnings (Deficit)                                          1,319,196                   819,719
                                                                           ------------              ------------
                                                                             23,569,293                22,965,450

         Notes receivable from
           officers                                                           (435,584)                (384,769)
                                                                           ------------              ------------

         Total stockholders' equity                                          23,133,709                22,580,681
                                                                           ------------              ------------

         Total Liabilities & Stockholders'
         Equity                                                              58,841,808                47,864,807
                                                                           ============              ============


         The accompanying notes are an integral part of these statements

                 Bayport Restaurant Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Six Months Ended June 24, 1996 and June 26, 1995
                                   (Unaudited)

                                                                              JUNE 24,                  JUNE 26,
                                                                                1996                      1995
                                                                           ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                        $    499,477              $  1,001,774

                           Increase in deferred tax liability                   257,306                   480,866
                           Depreciation of property,
                             plant and equipment                                838,047                   527,343
                           Amortization of intangible
                             assets                                              24,667                    24,390

           Adjustments to reconcile net
           earnings to net cash provided
           by (used in) operating activities
                           (Increase)  in accounts
                             receivable                                      (1,208,327)                 (630,148)
                           Decrease in inventories                            2,645,891                     1,953
                           (Increase) in prepaid expenses                      (419,646)                 (180,961)
                           (Decrease) in accounts payable and
                             accrued expenses and restructuring               2,966,351                 2,078,838
                           (Increase) in deposits, goodwill
                             and other assets                                  (576,920)               (1,705,081)
                           (Increase) in deferred
                             pre-opening costs                                 (274,963)                 (659,424)
                                                                           ------------              ------------

                           Net cash provided by
                             operating activities                          $  4,751,883                $  939,550

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property, plant and
           equipment                                                        (13,334,741)               (6,759,468)
         Proceeds from sale and maturity of
           marketable securities                                                293,859                 3,678,109
                                                                           ------------              ------------
                           Net cash used in
                             investing activities                           (13,040,882)               (3,081,359)


         The accompanying notes are an integral part of these statements

                 Bayport Restaurant Group, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CON'T

            For the Six Months Ended June 24, 1996 and June 26, 1995

                                   (Unaudited)

                                                                              JUNE 24,                  JUNE 26,
                                                                                1996                      1995
                                                                           ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES

         Principal borrowings of long-term debt                            $  8,248,413              $  6,500,000
         Principal payment of debt                                           (1,044,160)               (2,887,236)
         Proceeds from issuance of stock                                        104,365                     -0-

         Net cash provided by (used in)
           financing activities                                               7,308,618                 3,612,764
                                                                             ==========                ==========

         Increase (decrease) in cash and
           cash equivalents                                                   (980,381)                 1,470,955

Cash and cash equivalents at
  beginning of the period                                                    1,073,017                    404,513
                                                                           ------------              ------------

Cash and cash equivalents at end
  of the period                                                                  92,636                 1,875,468
                                                                           ============              ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION
         Cash paid during the period for
           interest                                                             800,674                    146,62
                                                                           ============              ============


         The accompanying notes are an integral part of these statements

                 Bayport Restaurant Group, Inc. and Subsidiaries

                              BASIS OF PRESENTATION

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE ATTAINED FOR THE ENTIRE PERIOD. IN THE OPINION OF THE COMPANY, THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ACCRUALS) NECESSARY TO PRESENT FAIRLY THE CONSOLIDATED FINANCIAL POSITION AS OF JUNE 24, 1996 AND DECEMBER 25, 1995 AND RESULTS OF OPERATIONS AND CASH FLOWS FOR THE THREE AND SIX MONTHS ENDED JUNE 24, 1996 AND JUNE 26, 1995. FOR A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADDITIONAL FINANCIAL INFORMATION, SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 25, 1995 ("FORM 10-K").

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Merger with Landry's Seafood Restaurants, Inc.

         On April 18, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Landry's Seafood Restaurants, Inc. ("Landry's") and Landry's Acquisition Corp. The closing of the merger contemplated by the Merger Agreement (the "Merger") is subject to various closing conditions, including the receipt of shareholder approval of the Company's shareholders. For a description of the terms of the Merger Agreement, see the Company's Current Report on Form 8-K (the "Form 8-K") filed on May 1, 1996.

         On July 30, 1996, the Company held a Special Meeting of its Shareholders for the purpose of voting on the Merger Agreement. At this meeting, the Merger Agreement was approved by the holders of more than a majority of the Company's outstanding common stock and Class B Preferred Stock. The closing of the merger is expected to occur on or about August 9, 1996.

Note 2   Changes in Status of Debt Obligations.

         The Company is presently in violation of certain non-monetary covenants contained in its credit agreements with certain financial institutions. See Note D to Notes to Consolidated Financial Statements for the year ended December 25, 1995 for a description of debt due to financial institutions. All covenants have been waived through the end of 1996 so long as the Merger Agreement remains in effect and all required payments of interest are made. However, due to this violation, current maturities of long term debt includes 15,900,672 of debt due to financial institutions.

         On April 18, 1996, the Company entered into a loan agreement with Landry's whereby Landry's agreed to loan the Company up to $11 million (the "Loan") to pay costs to complete construction of four restaurants. If the Merger is not consummated, Bayport will have 120 days from the termination date of the Merger Agreement to repay the Loan. At August 1, 1996, $6,896,774 was due to Landry's under this loan agreement.
         For a description of the terms of the Loan, see the Form 8-K.

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

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio at June 24, 1996 was approximately .29 to 1. The decrease from a current ratio of 1.3 to 1 at December 25, 1995 is due to the continued use by the Company of its available resources in connection with its restaurant expansion program, additional short term borrowings and the inclusion at June 24, 1996 of certain amounts due to financial institutions in current liabilities, as opposed to long term obligations. See Note 2 to Notes to Consolidated Financial Statements.

The increase in accounts receivables of approximately $1.2 million and the approximately $2.6 million decrease in inventory from the end of December 1995 to the end of June 1996 is primarily attributable to a change subsequent to year end in the manner in which the Company purchases its seafood commodity requirements. Prior to year end, the Company purchased its seafood commodities and shipped them to various food distributors which would then service the Company's restaurants in different markets. Under this agreement, the Company retained title to the inventory and the distributor charged the Company a nominal fee for shipping and handling. Subsequent to year end, the Company's distributors have begun to purchase seafood commodities from the Company as needed to service the Company's restaurants. Under the new arrangement, the distributor obtains title to the inventory and then resells it to the Company based on orders from the Company's restaurants, relieving the Company of the burden of tracking and monitoring its distributors' inventory for shrinkage and theft. This arrangement, in turn, creates a receivable due to the Company and reduces the Company's inventory. In addition, there was a decrease in inventory at the Company's processing plant at June 24, 1996 as compared to December 25, 1995, consistent with the processing plant's seasonality.

The increase in property, plant and equipment from December 25, 1995 to June 24, 1996 principally results from the development of two restaurants opened during the first quarter of 1996, two restaurants opened during the second quarter of 1996 and the construction in progress of two new restaurants (one of which was not opened as planned, as set forth below). At the present time, the Company has one restaurant under construction and leases for an additional three restaurant sites on which construction has not yet commenced.

During the first half of 1996, the Company was in the process of building a restaurant in Baltimore, Maryland and had expected to open that restaurant by the end of the second quarter. In early June 1996, the Company stopped the construction work it was doing on this site and stopped paying rent under its lease for this site because of its inability to resolve certain outstanding issues with the landlord regarding, among other things, ingress and egress to the restaurant and signage for the restaurant. Additionally, the hotel on the property which was supposed to be open by April or May was several months behind schedule making it, in the Company's view, impractical to open the restaurant. As result, in late June 1996, the Company was sued by the landlord of the Baltimore restaurant site with respect to this lease. See Part II, Item 1 for information regarding the current status of this litigation. As a result of this dispute, it has not been determined as to when or if the Company will open a restaurant on the Baltimore site.

The increase in accounts payable and accrued liabilities from period to period was primarily due to the construction in progress of four new restaurants during the period and the additional expenses incurred in connection with the operation of the four new restaurants opened by the Company during 1996.

Effective December 14, 1994, Bayport and certain of its subsidiaries (the "Subsidiaries") entered into a Revolving Credit and Term Loan Agreement (the "Credit Agreement") with the First National Bank of Boston, as Agent, and with the First National Bank of Boston and Capital Bank, as "Lenders". In accordance with the Credit Agreement, the Lenders granted to Bayport a credit facility in the amount of $14.0 million. The credit facility is for a term of seven years and is structured in two parts: (i) for the first three years, the facility is structured as a revolving loan; (ii) at the end of three years, so long as Bayport is not then in default under the Credit Agreement, Bayport may convert the amount then due and payable to the Lenders into a term loan payable in quarterly principal installments over an additional four year period. Bayport pays interest on the loans at the Bank's "Base Rate", as announced from time to time, plus one-half percent (.5%). Interest is payable monthly. Bayport is also obligated to pay the following fees to the Lenders:
(i) a commitment fee equal to 3/8 of one percent on the unused portion of the revolving loan; and (ii) a fee for early termination of the revolving portion of the credit facility (waived in connection with the Merger Agreement). Bayport is presently in violation of certain non monetary covenants contained in the Credit Agreement, but has received a waiver of these covenants for the period that the Merger Agreement is in effect. See Note 2 to Consolidated Financial Statements.

In June 1995, Bayport entered into an agreement to cap at 14% interest on a $7.0 million portion of debt due to the Lenders until January 31, 1998. Bayport paid a fee of $14,000 in connection with this agreement.

In February 1996, the Lenders agreed to increase the credit facility from $14.0 million to $16.0 million on the same terms and conditions as the Credit Agreement. As of August 1, 1996, approximately $15,998,000 was outstanding under the Credit Agreement.

Additionally, on December 15, 1995, Bayport and each of its wholly-owned subsidiaries, and Capital Bank entered into a Revolving Credit Agreement whereby Capital Bank agreed to advance up to $2.0 million to Bayport, as determined by a borrowing base of 80% of Bayport's seafood commodity inventory which is located at a bonded warehouse in Jacksonville, Florida. The unpaid balance bears interest at the rate of 1% over the prime rate as set forth from time to time in The Wall Street Journal and is payable monthly. As of August 1, 1996, $2.0 million was outstanding under this facility.

On April 18, 1996, the Company entered into the Loan Agreement with Landry's to borrow up to $11.0 million to pay costs to complete construction of four restaurants. If the Merger is not completed, Bayport will have 120 days to repay the funds borrowed from Landry's. If funding cannot be obtained, Landry's has the obligation to convert the Loan into the ownership of the five restaurants which collateralized the Loan. Additionally, if the Merger were not to be completed, Bayport might have become obligated to pay a termination fee, which would be due six months after the termination of the Merger Agreement. See Note 1 and 2 to Notes to Consolidated Financial Statements. At August 1, 1996, $6,896,774 was outstanding under this Loan Agreement.

On July 30, 1996, the holders of a majority of Bayport's outstanding common stock and a majority of Bayport's outstanding Class B Preferred stock approved the Merger Agreement. Bayport expects that the Merger will be completed on or about August 9, 1996. However, in the event the Merger is not completed, Bayport believes that it will need approximately $16.0 million to complete its 1996 expansion program, which includes repayment of the $11.0 million being loaned to Bayport by Landry's pursuant to the Loan Agreement. The failure to obtain this required funding would likely cause Bayport to lose the five restaurants collateralizing the Loan and to have to curtail its restaurant expansion program. Bayport is also currently obligated on leases for three restaurant sites as to which it has not yet commenced construction of new restaurants.

If the Merger is not completed, Bayport will most likely seek to raise the capital which it requires for restaurant expansion and to repay debt through sales of equity securities of Bayport (or debt securities convertible into equity securities of Bayport). Issuances of these securities would likely be at substantial discounts to current market and would likely substantially dilute the interest of Bayport's existing equity holders. If capital cannot be obtained in this manner, Bayport will seek alternative types of financing, such as build-to-suits, sale leasebacks, or joint ventures. There can be no assurance that any financing will be available to Bayport for any or all of these purposes. No funding has been committed at this date. The failure to obtain the required funding would likely have a material adverse effect on Bayport's operations, financial position and results of operations.

                              RESULTS OF OPERATIONS

Total revenues for the quarter ended June 24, 1996 were $20,116,628 representing an increase of approximately 51.0% over total revenues of $13,334,299 for the same quarter of 1995. The increase in total revenues is primarily attributable to a 57.0% increase in restaurant sales, which is due to the fact that the Company has opened nine new restaurants since June 26, 1995. Total revenues for the six months ended June 24, 1996 were $38,384,440, an increase of 49.0% over total revenues of $25,763,245 for the six months ended June

26, 1995.

Same store sales for the three and six months ended June 24, 1996 were down approximately 2.1% and 2.0%, respectively, as compared to same store sales for the three and six months ended June 25, 1995. This reduction was primarily due to the impact on restaurant sales of the severe winter during the first quarter of 1996 and to the impact on existing restaurants of having opened three new restaurants during 1995 and 1996 in markets where the Company already had restaurants in operation.

Cost of sales, as a percentage of restaurant sales, was 32.7% and 32.8%, respectively, for the three months and six months ended June 24, 1996, compared with 35.2% and 35.0%, respectively, for the quarter and six months ended June 26, 1995. The decrease in cost of sales is primarily attributable to an overall reduction in seafood commodity costs.

Operating expenses (consisting primarily of payroll, occupancy and other operating expenses) as a percentage of restaurant sales increased for the three months and six months ended June 24, 1996 over the same periods in 1995, from 47.0% to 51.0% for the three month period and from 47.0% to 51.0% for the six month period. Payroll and related expenses increased significantly from the three months and six months ended June 26, 1995 as compared to the three months and six months ended June 24, 1996 as a result of increased labor costs in the Company's new restaurants, particularly in those restaurants which are in hotels.

During 1995, the Company opened three restaurants in hotels (Gulfport, Biloxi and Singer Island). The Company's operating expenses for these three restaurants are substantially higher than the Company's other restaurants, due to other services (banquet and room service) provided at these restaurants. The operating profits from these restaurants will tend to be lower than has historically been the case in the Company's restaurants, despite lower cost of sales at these facilities.

Same store operating profit (after rent and depreciation) for the stores operating in both the 1995 and 1996 second quarters was up 2.3% from 18% in the second quarter of 1995 to 20.3% for the second quarter of 1996. Total store operating profit for the three months and six months ended June 24, 1996 was up 45% and 40%, respectively, compared to the same periods in 1995.

Subsequent to quarter end, the Company determined to close its two Capt. Crab's Take-Away restaurants in Maryland. These units had been losing money and were not believed to fit within the Company's restaurant expansion program. Additionally, the Company's two restaurants located in hotels in Biloxi and Gulfport, Mississippi were sold on July 30, 1996 to the landlord of these restaurants. The net purchase price paid for these restaurants was approximately $2.25 million, plus the cost of the inventory located at these restaurants.

Restaurant opening expenses increased significantly during the three and six months ended June 24, 1996, respectively, to approximately $655,000 and $1,214,000, from $116,000 and $216,000 for the same periods in 1995. The increase in restaurant opening expenses from period to period is attributable to the opening of nine new restaurants between July 1995 and June 1996.

General and administrative expenses increased by 12% and 27% for the quarter and six months ended June 24, 1996, respectively, as compared to the 1995 comparable periods. The increase is primarily attributable to the addition of administrative and operations personnel required to handle the Company's restaurant expansion program. General and administrative expenses, as a percentage of total revenues, were 6.6% and 7.0%, respectively, for the three months and six months ended June 24, 1996, down from 8.9% and 8.2%, respectively, for the three months and six months ended June 26, 1995. This decrease results from economies of scale resulting from increased revenues from period to period.

Interest expense was up significantly to approximately $410,000 and $626,000, respectively, for the three months and six months ended June 24, 1996, as compared to the same periods in 1995. The Company reported no interest expense for the three and six months ended June 24, 1996.

The Company's seafood processing operation incurred losses of approximately $285,000 and $398,000, respectively, for the three and six months ended June 24, 1996. For the three months and six months ended June 26, 1995, the Company's seafood processing company incurred losses of approximately $123,000 and $232,000, respectively.

As a result of the above, net earnings were down by approximately $231,000, from $407,033 for the quarter ended June 26, 1995 to $176,398 for the quarter ended June 24, 1996. Similarly, earnings for the six months ended June 24, 1996 were $499,477, as compared to $1,001,774 for the six months ended June 26, 1995.

                           PART II - OTHER INFORMATION

Item 1.  LITIGATION

                  The Company has been sued by the landlord of the Company's restaurant site in Baltimore, Maryland. The Company had been in the process of constructing a restaurant in Baltimore and had expected to open that restaurant at the end of the second quarter of 1996. In early June 1996, based upon, among other things, the fact that the hotel attached to the restaurant was several months behind its construction schedule and was not expected to open until later in the year, there were ingress and egress problems with respect to the restaurant, and because the landlord of this restaurant site had not yet approved required signage with respect to this restaurant, the Company ceased construction of this restaurant and stopped paying rent pending resolution of these issues with the landlord and refused to pay any future rent. As a result, the Landlord sued the Company and its subsidiary, Crab House, Inc. for unpaid rent and for anticipatory breach of the lease.

                  The suit; styled: THE INN AT PIER 5 LIMITED PARTNERSHIP V. CRAB HOUSE, INC., BAYPORT RESTAURANT GROUP, INC. AND LANDRY'S SEAFOOD RESTAURANTS, INC., was initially filed in the Baltimore City Circuit Court. The suit was removed to the U.S. Federal District Court for the District of Maryland upon motion of the defendants based upon the diversity of the parties to the action (Case No. JFM 96-2195). The suit alleges breach of the lease by Crab House, Inc., breach of contract by Bayport as a guarantor of the lease and, as to the Company and Landry's, tortious interference with the lease agreement between the landlord and Crab House, Inc. The suit seeks full payment under the lease (including unpaid rent), plus consequential damages, interest and attorneys fees. With respect to the claim for tortious interference, the suit seeks $5.0 million in compensatory damages and $10.0 million in punitive damages, plus interest and attorneys fees.

                  The Company and Crab House have answered the complaint and denied liability and have countersued the landlord for breach of the lease. The Company has also moved to dismiss the tortious interference claim. The Company and Crab House, Inc. are vigorously contesting this claim and believe that they have no liability to the Baltimore landlord. There can be no assurance as to the outcome of this claim.

Item 2.  CHANGES IN SECURITIES

                  Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES-HOLDERS

                  On July 30, 1996, the Company held a Special Meeting of its Shareholders. At the meeting, the Company's shareholder's approved, by the vote of the holders of more than a majority of the Company's outstanding common stock and outstanding Class B Preferred stock, the Agreement and Plan of Merger between Landry's Seafood Restaurants, Inc., Landry's Acquisition Corp. and the Company. The shares voted on the proposal were as follows: (i) Common Stock: for - 6,055,976; against - 109,180; abstain - 393,188; outstanding on record date - 9,697,785; and (ii) Class B Preferred Stock: For - 1,797,348; against - 8,400; abstain - 0; outstanding on record date - 2,057,749.

Item 5.  OTHER INFORMATION

                  None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

                        EX-27   Financial Data Schedule

         (B)      Reports of Form 8-K

                  On May 1, 1996, the Company filed a Current Report on Form 8-K disclosing the terms of the Merger Agreement between Landry's Seafood Restaurants, Inc., Landry's Acquisition Corp. and the Company and the terms of the Loan Agreement between the Company and Landry's Seafood Restaurants, Inc.

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

                         BAYPORT RESTAURANT GROUP, INC.

SIGNATURE                         TITLE                        DATE
- ---------                         -----                        ----

/s/ WILLIAM D. KORENBAUM          President, Chief             August 8, 1996
- -----------------------------     Financial and
William D. Korenbaum              Operating Officer


/s/ DAVID J. KIRINCIC             Controller and Chief
- -----------------------------     Accounting Officer           August 8, 1996
David J. Kirincic